Form 10-Q
period 1995-04-01
VITRONICS CORP
filed 1995-05-12
CIK 712036

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

             (Mark One)

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   April 1, 1995
                                            -----------------

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______

                              -------------------

                       Commission File Number:  O-13715


                            VITRONICS CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


              COMMONWEALTH OF
               MASSACHUSETTS                                 O4-2726873
      -------------------------------                   ------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


       1 Forbes Road, Newmarket, NH                                 03857
- - - - -----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code (603) 659-6550
                                                          --------------

                                     NONE
             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES      X                           NO
                    ------                              ------
     Number of shares outstanding of each of the registrant's classes of common stock as of May 4, 1995:

                Common Stock, $.01 par value:  7,553,638 shares

                    VITRONICS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                    Page
                                                                    ----
Part I - Financial Information:
- - - - -------------------------------

    Item 1 - Financial Statements:

       Condensed Consolidated Balance Sheets -
         April 1, 1995 (unaudited)
         and December 31, 1994 ...................................    3

       Condensed Consolidated Statements of Operations (unaudited) -
         Three Months Ended April 1, 1995
         and April 2, 1994 ......................................     4

       Condensed Consolidated Statements of
         Cash Flows (unaudited) - Three Months
         Ended April 1, 1995 and April 2, 1994 ..................     5

       Notes to Condensed Consolidated Financial Statements
         (unaudited)..............................................    6

       Calculation of Net Income Per Share........................    7

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    8



    Part II - Other Information:
    ----------------------------

       Items 1 through 6..........................................   10

       Signatures.................................................   11

                    VITRONICS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                                    April 1,      December 31,
                                                      1995            1994
                                                  (Unaudited)          (*)
                                                  -----------      -----------
ASSETS
- - - - ------
Current assets:
   Cash and cash equivalents                       $    947          $   671
   Accounts receivable, net                           2,006            2,723
   Inventories                                        2,717            2,094
   Other current assets                                 179              189
                                                    -------          -------
        Total current assets                          5,849            5,677

Property and equipment, net                             204              223
Other assets                                            152              152
                                                    -------          -------

                                                    $ 6,205          $ 6,052
                                                    =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
- - - - ------------------------------------
Current liabilities:
   Accounts payable                                 $ 1,602          $ 1,751
   Other current liabilities                          1,016              945
   Current maturities of long-term liabilities          315              305
                                                    -------          -------
        Total current liabilities                     2,933            3,001

Long-term liabilities - net of current maturities     1,283            1,323

Stockholders' Equity:
   Common Stock, $.01 par value                          76               76
   Additional paid-in capital                         5,405            5,401
   Foreign currency translation adjustment             (151)            (184)
   Accumulated deficit                               (3,341)          (3,565)
                                                    -------          -------
                                                      1,989            1,728
                                                    -------          -------
                                                    $ 6,205          $ 6,052
                                                    =======          =======

*Condensed from audited financial statements



                  The accompanying notes are an integral part
                    of these condensed financial statements.

                    VITRONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (000's omitted except per share amounts)

                                                   Three Months Ended
                                                -----------------------
                                                April 1,       April 2,
                                                  1995          1994
                                                --------      --------
Net sales                                        $4,853        $3,584
Cost of goods sold                                2,982         2,358
                                                --------      --------
   Gross profit                                   1,871         1,226

Selling, general and
   administrative expenses                        1,215           857
Research and development costs                      303           260
                                                --------       ------
                                                  1,518         1,117
                                                --------       ------
Income from operations                              353           109

Non-operating expense - net                        (126)          (97)
                                                -------         -----

Income before taxes                                 227            12


Income taxes                                          3             -
                                                -------       -------

Net income                                      $   224       $    12
                                                =======       =======

Net earnings per common share:
                    Primary                     $   .03       $   .00
                                                =======       =======
                    Fully diluted               $   .02       $   .00
                                                =======       =======

Weighted average number of
   common and common equivalent
   shares used in calculation
   of earnings per common share:
                    Primary                       8,169         7,522
                                                 ======         =====
                    Fully diluted                10,572         9,922
                                                 ======         =====



                  The accompanying notes are an integral part
                    of these condensed financial statements.

                    VITRONICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                       Three Months Ended
                                                      ---------------------
                                                      April 1,     April 2,
                                                        1995         1994
                                                      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  224      $   12
  Adjustments to reconcile net income to net
    cash flows provided by (used for)
    operating activities:
       Depreciation and amortization                       54          47
       Provision for excess and obsolescence               54          30
       Changes in current assets and liabilities:
         Accounts receivable                              717        (178)
         Inventories                                     (677)        241
         Other current assets                              10          55
         Accounts payable                                (149)         15
         Income taxes                                       -          20
         Other current liabilities                         71        (163)
                                                       ------      ------

       Total adjustments                                   80          67
                                                       ------      ------

  Net cash provided by operating activities               304          79


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (17)         (9)
  Additions to other assets                               (18)         (6)
                                                       ------      ------

  Net cash used for
    investing activities                                  (35)        (15)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                              (30)        (81)
  Issuance of common stock                                  4           -
                                                       ------      ------
  Net cash used for financing activities                  (26)        (81)

  Foreign currency translation adjustment                  33          (4)

CASH:
  Net increase (decrease)                                 276         (21)
  Balance, beginning of period                            671         172
                                                       ------      ------

  Balance, end of period                               $  947      $  151
                                                       ======      ======
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING ACTIVITIES:
  Conversion of debt to equity                              -         $71

                  The accompanying notes are an integral part
                    of these condensed financial statements

                    VITRONICS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


A.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission (File #0-13715) on March 22, 1995.

B.  Inventories

    Inventories valued at the lower of cost (determined using the first-in, first-out method) or market, were as follows (in thousands):

                                     April 1,          December 31,
                                       1995                1994
                                     -------         -------------
         Finished goods               $ 339                $ 224
         Work in process                773                  369
         Raw materials                1,605                1,501
                                     ------               ------
                                     $2,717               $2,094
                                     ======               ======

EXHIBIT 11.1


                    VITRONICS CORPORATION AND SUBSIDIARIES
                 CALCULATION OF NET EARNINGS PER COMMON SHARE
          FOR THE THREE MONTHS ENDED APRIL 1, 1995 AND APRIL 2, 1994

                                                            April 1, 1995
                                                       ----------------------
                                                                       Fully
                                                       Primary        Diluted
                                                       -------        -------
Net income                                               $ 224          $ 254

Weighted average shares outstanding:

     Common stock                                    7,551,583      7,551,583

     Convertible debentures                                         2,400,000

     Warrants                                          220,270        220,960

     Stock options                                     397,139        399,722
                                                   -----------    -----------

     Weighted averaged shares
        outstanding                                  8,168,992     10,572,265

Earnings per share                                      $ 0.03         $ 0.02

- - - - --------------------------------------------------------------------------------

                                                         April 2, 1994
                                                   -------------------------
                                                                      Fully
                                                  Primary            Diluted
                                                  -------            -------
Net income                                           $ 12               $ 42

Weighted average shares outstanding:

     Common stock                               7,387,799          7,387,799

     Convertible debentures                                        2,400,000

     Warrants                                     107,449            107,449

     Stock options                                 27,055             27,055
                                                ---------          ---------

     Weighted averaged shares
        outstanding                             7,522,303          9,922,303

    Earnings per share                             $ 0.00             $ 0.00

                    VITRONICS CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operation
- - - - --------------------

    Sales for the quarter ended April 1, 1995 increased 35% to $4,853,000 from $3,584,000 for the same period in 1994. Bookings for the three months ended April 1, 1995 were $5,333,000 versus $3,628,000 for the same period in 1994, an increase of 47%. The increase in bookings and revenues were a result of increased demand for IsothermTM, UnithermR and Unitherm II products, along with recapture of market share lost in 1991-1993. The Company does not anticipate that the percentage increase in net revenues and bookings for the three months ended April 1, 1995 is necessarily indicative of the percentage increase in net revenues to be expected for the entire fiscal year. Backlog as of April 1, 1995 was $3,068,000 versus $2,589,000 at December 31, 1994 and $2,177,000 as of April
2, 1994.

    Gross margin for the three months ended April 1, 1995 increased to 39% from 34% for the same period in 1994. The increased margin is due to a significantly higher volume of sales, reduced overhead spending and reduced material costs.

    Operating expenses for the three months ended April 1, 1995 were $1,518,000 versus $1,117,000 for the same period of 1994, an increase of 36%. Operating expenses as a percentage of sales for such periods were 31% and 31%, respectively. The increase in actual spending is partially the result of the increased sales which resulted in increased staffing levels, commission and marketing expenses.

    For the first quarter of 1995, selling, general and administrative expenses as a percentage of sales were 25% versus 24% in 1994. This increase is the result of the increased sales volume which resulted in higher commission and marketing expenses. Research and development expenses as a percentage of sales for such periods were 6% in 1995 versus 7% in 1994.

    The Company had non-operating expenses of $126,000 for the three months ended April 1, 1995 compared with $97,000 for the comparable period in 1994. The non-operating expenses for the first quarter of 1995 include patent defense costs of $75,000 and interest expense, net $32,000. During the first quarter of 1994, patent defense costs were $31,000 and interest expense, net was $42,000. Patent defense costs are continuing to increase as the suit approaches trial which is expected to occur in June 1995.

Net income for the first quarter of 1995 was $224,000 compared to $12,000 for the comparable period of 1994. For the first quarter of 1995, net income was $.03 per primary share, and $.02 per fully diluted share. For the comparable 1994 period, net income per share was $.00.


Liquidity and Capital Resources
- - - - -------------------------------

    The Company continues to monitor its operational spending levels very closely with the goal of cash conservation. During the quarter ended April 1, 1995, cash increased $276,000 to $847,000.

    During March 1995, the Company obtained a $500,000 revolving line of credit with First National Bank of Portsmouth. The Company believes this funding source, combined with its existing cash balances and anticipated cash flow from operations, will be adequate to meet its working capital requirements for the remainder of the year.

                    VITRONICS CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

    Items 1 through 4:  Not applicable

    Item 5:  Other Information

       On April 25, 1995, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission covering 2,888,225 shares of its common stock which includes 2,400,000 shares reserved for issuance upon conversion of the Company's outstanding $1.2 million subordinated convertible debenture dated October 1, 1993, 346,225 shares issuable upon exercise of outstanding warrants held by the underwriter for the Company's 1992 Right's Offering and 142,000 shares sold to a vendor of the Company in 1992. The Company filed the Registration Statement due to the exercise of registration rights previously granted to the holders of the Company's underwriter warrants and subordinated convertible debenture. The Company will incur the cost of the registration. However, the Company will not receive any proceeds from the sale of the stock by the selling stockholders.

    Item  6:

     (a).    Exhibits

       10.33 Business Loan Agreement between the Company and First National Bank of Portsmouth dated March 22, 1995

       10.34 Promissory Note of the Company to First National Bank of Porstmouth dated March 22, 1995

       10.35 Commercial Security Agreement between the Company and First National Bank of Portsmouth dated March 22, 1995

          27   Financial Data Schedule.

     (b).    Reports on Form 8-K

                   None

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      VITRONICS CORPORATION


    Date:  May 8, 1995             By:/s/ James J. Manfield, Jr.
                                      --------------------------
                                      James J. Manfield, Jr.
                                      Chairman of the Board,
                                      Chief Executive Officer,
                                      Chief Financial Officer,
                                      and Treasurer




    Date:  May 8, 1995                /s/ Ronald W. Lawler
                                      --------------------------
                                      Ronald W. Lawler,
                                      President and
                                      Chief Operating Officer




    Date:  May 8, 1995             By:/s/ Daniel J. Sullivan
                                      --------------------------
                                      Daniel J. Sullivan,
                                      Controller and
                                      Principal Accounting Officer