Form 10-K/A
period 1994-12-31
VITRONICS CORP
filed 1995-08-04
CIK 712036

                                FORM 10-K/A/1
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
     ACT OF 1934 [FEE REQUIRED]
                           For the fiscal year ended December 31, 1994

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ______________to_______________

                                 Commission File No. 0-13715

                             VITRONICS CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               COMMONWEALTH OF MASSACHUSETTS      04-2726873
              --------------------------------- -------------------
              (State or other jurisdiction of   (I.R.S. Employer
              incorporation or organization)    Identification No.)

                 1 FORBES ROAD, NEWMARKET, NH            03857
             -------------------------------------     ----------
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (603)659-6550

          Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                      ---------------------
      Common Stock, $.01 par value                American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                                --------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                      -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1995, was $10,856,702.00

     Number of shares outstanding of the registrant's Common Stock, $.01 par value as of March 9, 1995: 7,552,488 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

                             VITRONICS CORPORATION

                                    PART I

ITEM 1.  BUSINESS

  Vitronics Corporation (the "Company") was incorporated in Massachusetts on April 21, 1981. The Company is engaged in the design, engineering, manufacture and marketing of state-of-the-art thermal processing systems for soldering surface mounted devices to printed circuit boards and cleaning of the finished assembly. The Company's customers are captive and contract manufacturers of medium to high reliability printed circuit boards.

CURRENT PRODUCTS:

  The Company produces several lines of solder reflow ovens used primarily in the final step of attachment of surface mounted devices to printed circuit boards. Using similar technology, the Company has also produced systems for attaching hybrid circuits to ceramic substrates and for curing epoxies and adhesives used in bonding applications by the electronics industry.

  The products fall into four broad categories, each available in a range of sizes to accommodate the throughput and space requirements of the circuit board manufacturer.

  - The SMR UNITHERM reflow series - high production rate, fully featured, forced convection reflow ovens.
  - The SMR ISOTHERM reflow series - low to medium production rate, forced convection reflow ovens with basic features.
  - The SMD reflow series - high production rate, infrared/natural convection reflow ovens.
  - The GP/MP series - low volume, benchtop, infrared/natural convection reflow ovens.

  Soldering remains the preferred method of permanently attaching hybrid and semiconductor packages, microprocessors, resistors, capacitors and other common electronic components to the surface of printed circuit boards. Substrate/component assemblies treated with a coating of solder paste are placed onto the conveyor system, which transports them at a constant rate through a heated tunnel consisting of one or more individually heated and controlled zones. Heat is transferred at a precisely controlled rate to the assemblies by means of convection and radiation until the solder melts and flows between the component leads and the circuit board. Rapid cooling ensures the formation of the desired solder joints. This thermal process is also applicable to the production of a variety of electronic component packages, including ceramic hybrids, semiconductors and glass/epoxy circuits.

  The Company's SMR series reflow soldering systems incorporate a heater and cell design with the benefits of high efficiency, forced convection heat transfer, in addition to a background of infrared radiation. A unique feature of this cell is the individual zone exhaust which removes solder paste fumes as they are generated. Patent applications are pending worldwide covering the unique features of the SMR series reflow soldering systems. The UNITHERM version incorporates multiple heating cells both above and below the conveyor. The economical ISOTHERM version, introduced in 1994, employs heater cells only above the conveyor. In both versions, product heating is accomplished with high velocity heated gas that is distributed with optimal flow uniformity across the entire heating area supported by a background of infrared emission from the heated surfaces. A second generation UNITHERM series introduced in 1994, offers advanced features including controlled exhaust heater, auto chain lubrication, variable tunnel aperture, and fume capture, for full automation. The Company continues to produce its original SMD reflow systems for selected customers and applications.

  In addition to reflow ovens, the Company markets a line of aqueous and semi-aqueous circuit board cleaners. These cleaners offer the printed circuit board industry environmentally safe, yet cost effective, cleaning methods. The semi-aqueous cleaners are designed to remove both rosin-based and water soluble organic fluxes using non-CFC, biodegradable solvents for environmental safety. The systems will operate both on-line or off-line with a variable speed conveyor system facilitating the interface with any in-line soldering system. The first model introduced by the Company in 1990, is known as the ENVIROCLEAN 3000 semi-aqueous cleaning system. In 1993, the Company introduced the advanced ENVIROCLEAN 3500 semi-aqueous cleaning system, which incorporates an integrated emulsion module with a decanter/separator and enhanced cleaning and drying capabilities.

PRODUCT APPLICATIONS:

  Printed Circuit Board Systems - The trend in the printed circuit board (PCB)
  -----------------------------
segment of the electronics industry is the attachment of surface-mounted electronic components and devices to PCBs. The Company's solder reflow systems are well suited to this task because of unique forced convection/infrared heating cells and process gas management systems. The wide range of oven sizes and features ensures the satisfaction of virtually all market requirements. The Company's cleaning systems used for the removal of flux residues from finished assemblies are not harmful to the environment due to the use of non-CFC solvents. Specifically, the ENVIROCLEAN and AQUAPRO cleaning products use either semi-aqueous or aqueous cleaning technology. In both cases, the residues from the cleaning process may be disposed of in the environment with no substantial long term harm. The aqueous cleaner uses just water or water with a small amount of common saponifier. Furthermore, the semi-aqueous terpenes are biodegradable. This is in direct contrast to previous cleaning technologies that utilized organic solvents known commonly as CFCs (chlorofluorocarbons). CFCs are both toxic and ozone depleting.

PRODUCT OPTIONS AND ENHANCEMENTS:

  Nitrogen Atmosphere - This option gives an inert atmosphere with tight control
  -------------------
of oxygen levels (below 20 parts per million), which gives the process engineer the ability to accommodate new assembly materials and processes.

  Controlled Convection/Infrared - This option allows the process engineer
  ------------------------------
increased thermal stability and uniformity throughout the reflow cycle, thus increasing production yields.

  32 Loop Controller - A 32 loop proportional controller with integral and
  ------------------
differential control has been developed and integrated into the SMD and UNITHERM series ovens. The 32 loop reduces cost on the larger ovens and adds versatility of control.

  Rail/Chain Conveyor Transport System - This option allows routine double-sided
  ------------------------------------
surface mount soldering without the necessity of fixturing as is necessary with standard belt conveyors. This is made possible by allowing two edges of a board to rest on pins which protrude from two moving chains that ride through adjustable rails. A key benefit of this edge rail system is the 10 to 30 percent increase in processing speed relative to the belt system.

  Enhanced Cooling - This option provides additional cooling capacity within the
  ----------------
process tunnel to reduce both solder liquidous times and finished product temperatures for product handling requirements.

PRODUCTS AND PROCESSES UNDER DEVELOPMENT:

  Thermal Process Management - The Company continues to research methods and
  --------------------------
products that improve the process integrity, automation and efficiency of its thermal methodology.

  Product Range - The Company continues to broaden its product range to address
  -------------
ever larger segments of the printed circuit board market.

RESEARCH AND DEVELOPMENT:

  During the year ended December 31, 1994, the Company expended $1,010,000 or 6% of its net sales on research and development. Such expenditures were $860,000 or 7% of net sales in 1993, and $1,130,000 or 9% of net sales in 1992. All of the Company's existing products have been designed and developed by the Company or its subsidiaries.

MARKETS:

  The primary market for the Company's products is the electronics industry, where the systems are used in the production of printed circuit boards, ceramic hybrids, semiconductor packages, and glass/epoxy circuits. Additional applications of the Company's products within the electronics industry include: circuit board drying, epoxy curing, hybrid solder reflow, polymer curing, and thick film drying.

  Segments of the electronics industry served by the Company's products are: computers and peripheral office equipment, military electronics, consumer electronic products, automotive electronics, telecommunication equipment, test and measurement equipment, mechanical electronics, and contract assembly.

MATERIALS:

  The Company continues to produce in-house all of its thermal source emitters and cells. The Company currently has one source for its microprocessor which is used to interface the onboard computer with the machine in the Command Control system, and feels that this microprocessor could be produced in-house or obtained from another source. The Company has developed a new microprocessor for its ISOTHERM machines. Work is currently being done to upgrade the microprocessor for use on the UNITHERM product line. This new microprocessor will enable the Company to develop an alternative source for its microprocessor. The other components being used in the assembly of systems produced by the Company are purchased from original equipment manufacturers, electronic supply firms and others. The Company has no reason to believe that it cannot continue to obtain such components, or suitable substitutes as required.

PATENTS AND TRADEMARKS:

  The Company was issued a United States patent in January 1986 covering the multi-zone thermal processing systems produced by the Company. A second patent was issued in July 1986, on the source emitter panel produced by the Company. Other patents cover the process for mounting surface-mount devices to printed circuit boards through the use of solder reflow, and an improved source emitter panel. The Company has also filed foreign patent applications corresponding to the foregoing United States patents where it has been deemed advisable. Several of these foreign applications have been granted. Management believes that the patents strengthen the Company's competitive position.

  With respect to the ENVIROCLEAN product line, the Company's utilizes semi-aqueous cleaning agent known as "terpenes." These compounds have a low flash point which may create a hazard with hot circuit boards. The Company has a patent on a fire-retardant system and on a particular spray nozzle device both of which reduce the risk of fire/heat damage and enable safer utilization of the terpenes in the Company's cleaning systems. The Company believes that these patents theoretically strengthen its competitive position of its cleaning systems by enhancing marketability and serving as a barrier to new competitors in this field who could otherwise develop similar technology. The Company has three issued U.S. Patents and several pending applications worldwide covering various aspects of the semi-aqueous cleaning systems.

  With respect to the UNITHERM product line, the patents cover both the heater technology and the individual zone exhausts. The Company again believes that these patents theoretically strengthen its competitive position by enhancing marketability of its UNITHERM product line and serving as a barrier to new competitors in this field who could otherwise develop similar technology. The Company has an issued U.S. Patent, as well as additional pending patent applications in the U.S. and worldwide, covering its UNITHERM product line.


  In general, the Company does not believe that its patents have any direct impact at present on existing competitors. However, if the Company's lawsuit
                     --------
against Conceptronic, Inc. (See "Legal Proceeding" below) is successful, the Company believes that certain licensing opportunities may arise with respect to its technology that could serve to further strengthen its competitive position with both existing and potential competitors. The Company at present does not license any of its technology to any competitors or other non-affiliated entities. See "Competition" below.

  The Company has U.S. and foreign trademark registrations for the trademark VITRONICS, as well as a U.S. trademark registration for the VITRONICS LOGO, UNITHERM and ENVIROCLEAN. The Company also uses unregistered trademarks for ISOTHERM, VITRO-SENSE, Natural Convection/Infrared, Controlled
Convection/Infrared, VITRO-FOIL and VITRO-CLEAN.

CUSTOMERS AND MARKETING:

  The Company is involved in surface-mount solder reflow with its patented convection/infrared thermal technology. The Company has systems operating successfully in most of the major contract and captive electronics companies throughout the world. Such customers include:

        Allied-Signal                 GTE
        AT&T                          Hughes Aircraft                               SCI Systems
        Avex Electronics              IBM                                           Scientific Atlanta
        Bose                          Intergraph                                    TRW
        Chrysler                      Intel                                         US Assemblies
        Cray Research                 Lockheed                                      Varian
        DuPont                        Motorola                                      Xerox
        General Electric              Northern Telecom                              Zenith
        GM (Delco Div.)               Raytheon

        International customers of the Company include:

        L.M. Ericsson                 Mitsubishi                                    Rank Xerox
        Fujitsu                       Motorola                                      Samsung
        General Motors                NEC                                           Siemens
        Goldstar                      Olivetti                                      Texas Instruments
        Hitachi                       Olympus                                       Toshiba
        Lucas                         Phillips

     The Company's marketing and sales program includes: paid advertising, new product announcements in industrial and commercial publications, direct mail campaigns, technical articles, trade show exhibits, personal contacts and trained sales representatives in the U.S., Canada, Southeast Asia, Europe, South America, India and Israel.

     The Company has 10 persons employed in its sales and marketing department, including one person in both the West Coast and Central Regions, and 1 person in its U.K. direct sales organization. The Company also utilizes 20 independent sales representative organizations located in the United States and Canada, and 22 independent distributor organizations overseas.

     During 1994, one of the Company's customers accounted for 15% of net sales ($2,544,000). None of the Company's customers accounted for 10% or more of its net sales in 1993 and one customer accounted for 11% of total net sales in 1992 ($1,315,000). The Company has no contracts that are subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. The Company's business is not seasonal in any material respect.

     OEM Supply Relationships   The Company has formed supply relationships with
     ------------------------
a number of "pick and place" original equipment manufacturers. "Pick and place" is the term used to describe the automated technology used to place components on PCBs prior to attachment and soldering. In each of these relationships, the Company's solder reflow systems are purchased by the OEM and resold as a package with pick and place equipment as part of an in-line assembly system.

BACKLOG:

     On December 31, 1994, the Company had purchase orders reflecting a backlog of $2,589,000 as compared to a December 31, 1993 backlog of $2,133,000. The backlog has increased as a result of the increased bookings activity seen during the year. All of the backlog at December 31, 1994 is expected to be shipped within the next six months. At present, most of its customers pay the Company within 40 to 60 days of billing.

COMPETITION:

     Solder Reflow Systems  Both domestically and internationally, the Company
     ---------------------
confronts competition from three primary competitors in the solder reflow systems market. In addition, there are three lesser competitors selling systems primarily in the United States' domestic market. In Europe, the Company competes with companies based in Germany, France and the United Kingdom. The Japanese market is dominated by three Japanese manufacturers that have focused almost exclusively on that market. Asia (excluding Japan) has a mix of competitors, none of which have significant market share on a worldwide basis. Management of the Company believes that product performance, reliability and cost of operation are the chief competitive factors in the market for solder reflow products. The Company believes that its UNITHERM product line permits the Company to retain a substantial market share in the solder reflow market place.

     The Company's solder reflow systems may also face competition from the development of electrically conductive adhesives designed to eliminate the need to solder components to PCBs. At this point in the development of conductive adhesives we believe that even if the adhesives are technologically sucessful, they will require heat treatment or curing, and therefore they will continue to represent a market for the Company's solder reflow technology. The potential impact on the Company's semi-aqueous system business is uncertain, and this business could be jeopardized.

     Semi-Aqueous Cleaning Systems  The Company is in strong competition with
     -----------------------------
three primary competitors that manufacture semi-aqueous cleaning systems. Competition is based on both price and performance considerations. Due to the relatively large base of potential customers who have previously purchased the Company's solder reflow systems, and the fact that the Company's semi-aqueous system was the first such system to gain market acceptance, the Company believes it is favorably positioned to take advantage of the expected rise in demand for environmentally friendly semi-aqueous cleaning systems.

     The Company's semi-aqueous cleaning technology, unlike the technology employed by its three main competitors, utilizes a spray technique as opposed to an immersion process. The Company believes that its spray technique is more advanced and also gives the Company a cost advantage over its competitors.

     The Company's semi-aqueous cleaning systems, which have been fully developed, also face competition from the growing acceptance and utilization of "no clean" solder pastes which produce minimal flux residue, thus reducing and potentially eliminating the need for post-assembly PCB cleaning and the emergence of electrically-conductive adhesives. There can be no assurance that the technology necessary to make and effectively use "no clean" solder pastes which meet high reliability standards will not be developed. In this event the market for semi-aqueous cleaning systems could be substantially reduced.

ENVIRONMENTAL COMPLIANCE:

     Due to the nature of the Company's products, it has not been materially affected by environmental laws. Management does not expect its capital expenditures, earnings or competitive position to be materially affected in the future.

EMPLOYEES:

     As of December 31, 1994, the Company employed 114 full-time persons.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

     During the year ended December 31, 1994, approximately $7,912,000 or 46% of the Company's sales were foreign sales, primarily to European and Southeast Asian companies, and $7,436,000 or 58% for the year ended December 31, 1993, were foreign sales. Other information concerning foreign sales for the last three fiscal years is presented in Note K to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The executive offices and principal place of business of the Company are located at Forbes Road, Newmarket Industrial Park, Newmarket, New Hampshire. The Company leases two buildings, one 23,990 square foot facility for administration and manufacturing, and one 9,400 square foot facility used exclusively as a stockroom. The 23,990 square foot facility has a lease which expires in February 1999, and the 9,400 square foot facility has a three year lease which expires in January 1997. The Company has the option to purchase the 23,990 property at the end of the lease period for $1,100,000.00. The interior layout and leasehold improvements to the 23,990 square foot facility were constructed to the Company's specifications for its use of the facilities.

     The Company's wholly-owned subsidiary, Vitronics Europe Limited ("VEL"), leases a 15,000 square foot manufacturing and distribution facility in Plymouth, England. This lease, which expired in June 1992, is continuing on a month-to-month basis.

     The Company believes that its current facilities are adequate for 1995 operations.

ITEM 3.  LEGAL PROCEEDINGS

     On November 26, 1991, the Company commenced an action entitled Vitronics Corporation v. Conceptronic, Inc., Civil Action No. C91-696L in the United
States District Court for the District of New Hampshire.   The Company brought
suit for infringement of its patents covering its method and apparatus for solder reflow of surface-mounted devices to printed circuit boards. The specific patents involved were U.S. Patent 4,833,301 (the "301 Patent") and U.S. Patent 4,654,502 (the "502 Patent"). The Company is seeking an injunction and monetary damages in the form of profits lost because of the defendant's sales of infringing devices.

     The '301 Patent covers the reflow soldering apparatus used by the Company to attach electronic circuit components to pre-printed infrared heating. The '502 Patent covers the operating procedure associated with this apparatus. Both patents were issued to Edward Furtek, a former employee of the Company, and assigned to the Company. Mr. Furtek subsequently founded Conceptronic, and began selling reflow soldering apparatus which constitutes the subject matter of this litigation.

     On July 20, 1992, the Court granted the Company's motion for summary judgment of infringement with respect to the '301 patent but denied the Company's motion for summary judgment with respect to the '502 patent, because it found that a factual dispute remained over whether the component temperatures claimed in the '502 patent existed in the Conceptronic system. Further, the Court denied

Conceptronic's motion for summary judgment.

     However, on October 8, 1992, in response to a motion for reconsideration filed by Conceptronic, the Court reconsidered its earlier grant of summary judgment. The Court determined that there was indeed a dispute between the parties as to whether or not the thermocouple used by Conceptronic to measure the temperature of the air passing through its heater panels was substantially equivalent in structure to the means for controlling the heater panel temperature described in the Vitronics patents. In its findings, the Court did, however, determine that the Conceptronic system performs the same function as the apparatus disclosed in the patent. Thus, the only issue relating to infringement to be resolved at trial is whether or not the structure described in the patent is substantially equivalent to the structure used to control the temperature in the Conceptronic system.

     On October 20, 1992, in response to a second motion by Conceptronic to reconsider its ruling on assignor estoppel, the Court reaffirmed its finding in the original grant of summary judgment that because Edward Furtek was the named inventor on the patents assigned to Vitronics, both he and his company, Conceptronic, were precluded from challenging the validity of these patents in this litigation.

     In a further order on March 29, 1993, in response to a motion filed by the Company to limit discovery, the Court reaffirmed its view that the only issues to be resolved at trial relate to the foregoing issue of whether or not the structure of the temperature control system in the Conceptronic oven is equivalent to the structure described in the Vitronics patents, and to the defense of Conceptronic that the Conceptronic system is so different from that described in the Vitronics patents, that it cannot be held to infringe, even though the claims of the patent literally read on the Conceptronic system. The Court then went on to rule that discovery which extended beyond these topics and Conceptronic's counterclaims would be prohibited.

     On December 6, 1993, the Court granted the Company's motion for summary judgment with respect to Conceptronic's counterclaims alleging abuse of process and tortious interference with business relations. These counterclaims were based solely on the Company's filing of its claim for patent infringement. Conceptronic's counterclaims were dismissed in their entirety, thereby relieving Vitronics of any potential liability, and greatly simplifying the remaining discovery.

     Conceptronic filed a motion to amend the answer and counterclaim to include a defense based on fraud or inequitable conduct in the procurement of the '301 and '502 patents. This motion to amend was denied on March 22, 1994, and on September 29, 1994, the Court denied a subsequent motion filed by Conceptronic for reconsideration of the denial of its motion to amend.

     Conceptronic also filed a motion for partial summary judgment of non-infringement relating to Conceptronic's HVC Series ovens. This motion for partial summary judgment was denied on October 4, 1994.

     The foregoing rulings mean that the Court has determined that Conceptronic's inequitable conduct defense has no merit. The rulings also mean that the Court has determined as a matter of law that Vitronics has come forward with sufficient facts, if proved at trial, to establish Conceptronic's infringement of the Vitronics' patents by its manufacture and sale of Conceptronic's HVC Series ovens.

     Conceptronic has requested re-examination of the '301 patent by the U.S. Patent and Trademark Office. Conceptronic contends that the '301 patent is invalid due to certain prior art which it has uncovered, including Vitronics' own sales literature. Vitronics is confident that Conceptronic's challenge to the validity of the '301 patent will fail. Moreover, Conceptronic's motion requesting the Court to stay the foregoing litigation pending the outcome of this re-examination proceeding was denied by the Court on December 8, 1994. As a result, the trial has been set to begin on June 20, 1995.

     Based upon the events to date and upon the findings by the Court, the Company is very optimistic that it will ultimately prevail in this litigation.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the American Stock Exchange under the trading symbol VTC. As of December 31, 1994, there were 7,550,538 shares of common stock issued and outstanding held by 682 stockholders of record.

     The following table presents high and low sales prices for the Common Stock for each fiscal quarter within the fiscal years ended December 31, 1994 and 1993.

     Common Stock
                     1st Quarter            2nd Quarter            3rd Quarter            4th Quarter
                    -------------          -------------          -------------          ------------
                    High      Low          High      Low          High      Low          High     Low

       1994         1 3/16    5/8          15/16      5/8          1        5/8          1 13/16  11/16
       1993           7/8     9/16         11/16      7/16         13/16    3/8          1 1/8     9/16

  As of March 9, 1995, $1 /7//16 was the closing price for the Company's
Common Stock. Dividends are payable only when, and if, declared by the Board of Directors from funds legally available and are dependent upon earnings, the general financial status of the Company, and various other factors. The Company has paid no dividends on its Common Stock and has no intention of doing so in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

       (Dollars in thousands except share amounts)

                                              1994        1993      1992      1991        1990
                                              ----        ----      ----      ----        ----

OPERATING DATA - YEAR ENDED DECEMBER 31

  Net sales                                 $17,346     $12,778   $12,373   $14,312     $18,168
  Income (loss) after extraordinary item        602      (1,357)   (2,965)   (2,252)        702
  Income (loss) per common share:
               Primary                          .08        (.18)     (.70)     (.57)        .18
               Fully Diluted                    .07        (.18)     (.70)     (.57)        .18
  Backlog                                     2,589       2,133      3,018     1,282      2,874
  Weighted average number of common
    shares outstanding:
               Primary                        7,739       7,379     4,216     3,929       3,936
               Fully Diluted                 10,190       7,379     4,216     3,929       3,936

BALANCE SHEET DATA AT DECEMBER 31

  Working capital                           $ 2,676     $ 2,096   $ 1,729   $ 2,635    $ 6,698
  Total assets                                6,052       4,796     6,755     9,620     12,392
  Long-term liabilities                       1,323       1,605        54       124      2,584
  Stockholders' equity                        1,728         999     2,382     4,265      6,527

No dividends have been paid or declared by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table provides percentage comparisons of the components of net income (loss) as presented in the Consolidated Statements of Operations included elsewhere herein for the last three fiscal years.

                                                                % Increase (Decrease)
                                                         --------------------------------
                                % of Net Sales               1994               1993
                          -------------------------
                           Years Ended December 31,      Compared to        Compared to
                          -------------------------
                            1994      1993     1992          1993               1992
                            ----      ----     ----      ------------     --------------

Net Sales                   100%      100%     100%            36%                 3%
Gross Profit                 36        28       16             76                 78
Selling, General
  & Administrative           23        26       31             22                (12)
Research & Development        6         7        9             17                (24)
Non-Recurring Charges         -         3        -              -                  -
Patent litigation             2         1        2            160                (31)

  Sales were $17,346,000 in 1994, $12,778,000 in 1993, and $12,373,000 in 1992.
Bookings for 1994 increased 50% to $17,802,000 from $11,893,000 in 1993.
Bookings for 1992 were $14,109,000. The Company's backlog was $2,589,000 at December 31, 1994 versus $2,133,000 at December 31, 1993. The increase was a result of a turnaround in the electronics industry, an increased demand for the Company's new products, ISOTHERM and UNITHERM II, and a recapture of market share lost in 1991 through 1993. During 1994, sales of semi-aqueous cleaners were very slow, while sales of aqueous cleaners had slightly more activity. Despite the total elimination of CFC production in 1995, the expected increased revenue from these products has not yet materialized as expected. The decrease in bookings for 1993 was due to a continued slow-down in capital spending in the U.S. and Europe. In particular, the reduction in revenues from Asia in 1994 of approximately $1 million as compared to 1993 was principally related to the introduction of the UNITHERM product in Asia in the first quarter of 1993. The product was scheduled for introduction in 1992. The resulting sales increase in 1993 reflected backlog which developed as a result of the delayed introduction.

  In 1994, gross profit percentage increased to 36% from 28% in 1993, primarily due to decreased material costs and increased labor productivity, which was partially offset by increased discounting and unabsorbed manufacturing overhead. Steps were taken in the fourth quarter of 1993 to consolidate manufacturing operations into one building in New Hampshire. This resulted in substantial savings in 1994.

  In 1992, margins were adversely affected by increased material costs with a premium paid for materials associated with the start-up and enhancement of the UNITHERM reflow system and higher learning costs of direct labor. The Company also adjusted inventory values with the changeover to the new UNITHERM line.

  Selling, general and administrative expenses increased in 1994 to $4,072,000 from $3,338,000 in 1993. However, as a percentage of sales, selling, general
and administrative expenses decreased to 23% in 1994 from 26% in 1993.   The
increase in actual spending is partially a result of the increased sales volume and the restoration of commission rates to previous levels. In 1992, selling, general and administrative expenses were $3,778,000 or 31% of sales. The Company incurred advertising costs of $176,000 in 1994, $147,000 in 1993, and $143,000 in 1992.

  Research and development expenses increased 17% to $1,010,000 in 1994 from $860,000 in 1993. The increase was a result of increased headcount as the Company accelerated the introduction of new products and enhanced features during the year. Research and development expenses were $1,130,000 in 1992.

  In 1993, the Company incurred $420,000 of non-recurring charges. The Company wrote off restructuring charges of $290,000 relating to the consolidation of manufacturing from two buildings into one building and the payment of severance costs. The Company wrote off $130,000 of goodwill relating to the Gram Corporation acquisition in 1988. During 1993 the Company's revenues from the product line were diminishing and as such the asset had no value. Revenues from the Gram product line were approximately $1,700,000 in 1992 and had decreased to approximately $500,000 in 1993. The Company also believed that future sales of this product would continue to decrease. The Company also wrote off $90,000 relating to a prior year foreign tax credit. This credit was for the Company's United Kingdom subsidiary, which had losses in 1991, 1992 and 1993. The income tax reserve account analysis showed that the $90,000 foreign tax credit was determined to be unrealizable by the Company.

  Costs relating to the Company's patent infringement lawsuit against Conceptronic were $530.000 for 1994, $127,000 for 1993, and $184,000 for 1992.


  The Company had net non-operating expenses of $171,000 in 1994 compared to $105,000 for 1993 and $(90,000) for 1992. The Company also incurred $72,000 of legal and consulting costs relating to the Company's term loan agreement default in 1992. The Company, as part of a planned program to generate cash, sold a number of its demo machines, in either inventory or fixed assets, and realized a gain of $85,000 in 1994, versus $42,000 in 1993, and $151,000 in 1992. The
Company also incurred $61,000 of cash discounts in 1994, versus $86,000 in 1993, and $45,000 in 1992.

  The Company increased its deductions/write-offs for excess and obsolete inventory to $219,000 in 1994 as compared to $74,000 in 1993, and increased its provision for inventory reserves from $289,000 at the end of 1993 to $367,000 at the end of 1994. Such increases are principally related to the Company's production process and product line evolution. As the Company made changes in designs and processes, certain existing inventories were affected. The Company also changed its production process as the UNITHERM product evolved. This change necessitated the rework of certain inventory items and the obsolescence of other items. The Company increased its reserves for obsolescence in recognition of these events.

LIQUIDITY AND CAPITAL RESOURCES

  During the last three fiscal years, the Company has financed its operations with internally generated funds and equity raised in a Rights Offering completed in December 1992 and a subordinated convertible loan in 1993. In addition, during January 1994, the Company pledged receivables and received a $350,000 loan from New England Growth Fund I, L.P.. This loan was repaid in full on March 31, 1994. In 1994, cash increased by $499,000 as a result of the improved operations of the Company. During 1994, the Company reduced its long-term debt by approximately $447,000. During 1993, cash decreased by $1,084,000 as the Company paid off its bank loan by approximately $684,000 and reduced its accrued liabilities by $600,000. During 1992, the Company's cash decreased by approximately $150,000 and the Company also reduced its bank indebtedness by $1,200,000. During 1993 and 1992, there were no short term borrowings.

  During 1992, the Company sold its investments in Research, Inc., Anafaze, Inc., and the Surface Mount Center of Canada. The proceeds from Research, Inc., the SMT Center, and a portion of the Anafaze proceeds were applied to the bank loan.

  The Company has reviewed its capital spending budget for 1995 and expects to finance its 1995 capital equipment acquisitions through lease financing. The Company continues to monitor its operational spending levels very closely in order to conserve cash. In early March 1995, the Company signed a commitment letter for a $500,000 revolving line of credit with First National Bank of Portsmouth which is expected to close in late March 1995. The Company believes that its current cash balances and cash from operations will be adequate to meet the Company's working capital requirements during the next year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements, together with the reports of the Company's independent auditors, Coopers & Lybrand L.L.P., are contained on pages 16 through 30 of the 1994 Form 10-K.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
  None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 4, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

  The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 4, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 4, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 4, 1995.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                  Page No.
(a)     1.   The following consolidated financial statements are filed as part of this report:

             Report of Coopers & Lybrand L.L.P., Independent Auditors,
             dated February 21, 1995                                                                16

             Consolidated Balance Sheets at December 31, 1994 and 1993                              17

             Consolidated Statements of Operations for each of the
             three years in the period ended December 31, 1994                                      18

             Consolidated Statements of Stockholders' Equity for each
             of the three years in the period ended December 31, 1994                               19

             Consolidated Statements of Cash Flow for each of the
             three years in the period ended December 31, 1994                                      20

             Notes to Consolidated Financial Statements for each of the
             three years in the period ended December 31, 1994                                      21


        2.   THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS FILED WITH THIS
             REPORT:

             Schedule II - Valuation and qualifying accounts

             All other schedules have been omitted because they are not applicable, not required under the instructions, or the information is contained in the financial statements or the notes thereto.

     3. THE FOLLOWING EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K ARE FILED WITH THIS REPORT:


        EXHIBIT INDEX                                                       PAGE NO.
        -------------                                                       --------
      3.1   Articles of Organization, as amended to date (1)
      3.2   By-Laws, as amended to date (16)
      4.1   Specimen Common Stock Certificate (2)
      4.2   Form of Warrant issued to the Underwriter in the Company's
              1992 Rights Offering (12)
      4.3   Form of 10% Convertible Subordinated Debenture (16)
      4.4   Form of Common Stock Purchase Warrant (16)
*    10.1   Incentive Stock Option Plan of 1983 (3)
*    10.2   Incentive Stock Option Plan of 1983-II (3)
*    10.3   Form of Incentive Stock Option Agreement for 1983 Plan
             and the 1983-II Plan (3)
     10.4   Lease of Real Property from Susan J. Conway, Trustee of
             Forbes Realty Trust (2)
*    10.5   1987 Stock Option Plan (5)
     10.6   Form of Non-qualified Stock Option Agreement (5)
     10.7   Building Agreement and Lease of Premises at Bush Park, Estover,
             Plymouth from The Counsel of the City of Plymouth (5)
     10.8   Lloyd's Bank Loan Agreement (5)
     10.9   Department of Trade and Industry Grant (5)
     10.10  Lease of Real Property from Susan J. Conway, Trustee of
              Afton Realty Trust (6)
     10.11  Consulting Agreement with George F. Soderberg (7)
     10.12  Non-Compete Agreement with George F. Soderberg (7)
     10.13  Stock Repurchase Agreement with George F. Soderberg (7)
     10.14  Subordinated Term Note with George F. Soderberg (7)
     10.15  Lease Amendments of Real Property from Susan J. Conway,
              Trustee of Forbes Realty Trust (8)
*    10.16  Employment Agreement with James J. Manfield, Jr. (8)(10)(14)
*    10.17  Employment Agreement with Edward A. Richards (8)(10)(14)
     10.18  Lease of Real Property from the Corporate Business
              Service Limited (9)
     10.19  Term Note due from Anafaze, Incorporated and
              Security Agreement (9)
*    10.20  Employment Agreement with Albert J. Chanasyk (14)
     10.21  Employment Agreement with Dennis J. Monroe (14)
     10.22  Employment Agreement by and between Peter D. Spilling and
              Vitronics Europe Ltd. (11)
*    10.23  Employment Agreement with Ronald W. Lawler (15)
*    10.24  Severance Agreement with Edward A. Richards (16)
     10.25  Convertible Subordinated Debenture Purchase dated October 1, 1993 between the Company and New England Growth Fund I, L.P. (NEGF) (16)
     10.26  $1,200,000 10% Convertible Subordinated Debenture dated
              October 1, 1993 issued to NEGF (16)
     10.27  Amendment to Lease between Forbes Realty Trust and
             Vitronics Corporation (16)
     10.28  $350,000 Demand Promissory Note of the Company issued to NEGF dated January 13, 1994 (16)

           EXHIBIT INDEX                                                              PAGE NO.
           -------------                                                              --------

        10.29    Loan Agreement between the Company and NEGF
                   dated January 13, 1994 (16)
        10.30    Security Agreement between the Company and NEGF
                   dated January 13, 1994 (16)
        10.31    Underwriters Common Stock Purchase Warrant issued to
                  Barclay Investments Inc. dated December 15, 1992 (16)
        10.32    Common Stock Purchase Warrant for 125,000 Shares issued
                   to Barclay Investments Inc. dated October 1, 1993 (16)
        11.1     Calculation of Net Income Per Common Share                              31
        16       Letter from Deloitte & Touche regarding change of Accountant (13)
        21.1     Subsidiaries of the registrant                                          32
        99.1     Directors and Officers Liability Policy and Company
                   reimbursement (4)
        99.2     Complaint regarding Conceptronic Patent Litigation (14)
        99.3     Conceptronic's response to the Complaint (14)
        99.4     Conceptronic's Counterclaim (14)
        99.5     Vitronics' response to Conceptronic's Counterclaim (14)
        99.6     Order of the United States District Court concerning
                   Conceptronic Patent Litigation (11)
        99.7     Correspondence concerning the Vitronics Europe Limited lease (11)
        99.8     Conceptronic's Counterclaim Summary Judgment (16)

(1) Articles of Amendment filed on August 17, 1987 are hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on March 31, 1988. The balance of Exhibit 3.1 is hereby incorporated by reference from Exhibits to Amendment No. 1 to Form S-18 Registration Statement (File No. 2-90042) filed by the Company with the Securities and Exchange Commission on August 1, 1984.

(2) Exhibits 4.1 and 10.4 are hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No.2-90042) filed by the Company with the Securities and Exchange Commission on April 1, 1985.

(3) Exhibits 10.1, 10.2 and 10.3 are hereby incorporated by reference from Exhibits to Form S-18 Registration Statement (File No. 2-90042) filed by the Company with the Securities and Exchange Commission on March 20, 1984.

(4) Exhibit 99.1 is hereby incorporated by reference from Exhibits to Post-Effective Amendment No. 1 to Form S-18 Registration Statement (File No. 2-90042) filed by the Company with the Securities and Exchange Commission on May 10, 1985.

(5) Exhibits 10.5, 10.6, 10.7, 10.8 and 10.9 are hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with Securities and Exchange Commission on March 31, 1988.

(6) Exhibit 10.10 is hereby incorporated by reference from exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on March 24, 1989.

(7) Exhibits 10.11, 10.12, 10.13 and 10.14 are hereby incorporated by reference to Form 8-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on February 22, 1990.

(8) Exhibits 10.15, 10.16 and 10.17 are hereby incorporated by reference from exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on April 2, 1990.

(9) Exhibits 10.18 and 10.19 are hereby incorporated by reference from exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on April 1, 1991.

(10) Exhibits 10.16 and 10.17 were amended. Copies of such agreements as amended are hereby incorporated by reference from exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on March 27, 1992.

(11) Exhibits 10.22, 99.6 and 99.7 are hereby incorporated by reference to Exhibits to Form S-2 Registration Statement (File No. 33-50928) filed by the Company with the Securities and Exchange Commission on August 17, 1992.

(12) Exhibit 4.2 was hereby incorporated by reference to Exhibits to Amendment No. 2 to Form S-2 Registration Statement (File No. 33-50928) filed by the Company with the Securities and Exchange Commission on November 12, 1992.

(13) Exhibit 16 is hereby incorporated by reference to the Company's Form 8-K dated December 30, 1992, and to the Amendment thereto on Form 8 dated January 11, 1993.

(14)   Exhibits 10.16, 10.17, 10.20, 10.21, 99.2, 99.3, 99.4 and 99.5 are hereby
       incorporated by reference   from exhibits to Annual Report on Form 10-K
       (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on March 27, 1992.

(15) Exhibit 10.23 is hereby incorporated by reference from exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on March 26, 1993.

(16)   Exhibits 3.2, 4.3, 4.4, 10.24, 10.25, 10.26, 10.27, 10.28, 10.29, 10.30,
       10.31, 10.32, 21.1, 99.8, are hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities & Exchange Commission on April 13, 1994.


  *    Management compensatory plan or arrangement.

(b)    REPORTS ON FORM 8-K

       No Reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  (Registrant)   VITRONICS CORPORATIO
                  ---------------------------------------

                  By:  /s/ JAMES J. MANFIELD, JR.   Date:  August 4, 1995
                     ------------------------------
                     James J. Manfield, Jr., Chairman of the Board
                     and Chief Executive Officer

                  By:  /s/ RONALD W. LAWLER    Date:  August 4, 1995
                     -------------------------
                     Ronald W. Lawler, President and
                     Chief Operating Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:  /s/JAMES J. MANFIELD, JR.   Date:  August 4, 1995
                     -----------------------------
                     James J. Manfield, Jr., Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer


                  By:  /s/DANIEL J. SULLIVAN       Date:  August 4, 1995
                     -----------------------------
                     Daniel J. Sullivan
                     Corporate Controller and
                     Principal Accounting Officer

   BOARD OF DIRECTORS
   ------------------


     /s/ JAMES J. MANFIELD,JR.               Date:  August 4, 1995
   ------------------------------
         James J. Manfield, Jr.


     /s/ RONALD W. LAWLER                    Date:  August 4, 1995
   ------------------------------
         Ronald W. Lawler


      /s/ DR. ALLEN H. KEOUGH                Date:  August 4, 1995
    ------------------------------
          Dr. Allen H. Keough


      /s/ DAVID R.A. STEADMAN                Date:  August 4, 1995
    -------------------------------
          David R.A. Steadman


      /s/ ROBERT J. HANKS                    Date:  August 4, 1995
    -------------------------------
          Robert J. Hanks


      /s/ JOHN F. ROUSSEAU, JR.              Date:  August 4, 1995
    -------------------------------
          John F. Rousseau, Jr.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Vitronics Corporation
Newmarket, New Hampshire


    We have audited the accompanying consolidated financial statements and the financial statement schedule of Vitronics Corporation and subsidiaries listed in Items 14a (1) and (2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.


    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


    In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Vitronics Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                     COOPERS & LYBRAND LLP
Manchester, New Hampshire
February 21, 1995

                    VITRONICS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except share amounts)



ASSETS
                                                         December 31
                                                      -----------------
                                                         1994     1993
                                                      --------  -------
CURRENT ASSETS:
Cash and cash equivalents                               $  671   $  172
Accounts receivable - less allowance
 for doubtful accounts of $100 and $120                  2,723    1,696
Inventories                                              2,094    2,159
Refundable taxes                                             -       20
Other current assets                                       189      241
                                                       -------  -------

   TOTAL CURRENT ASSETS                                  5,677    4,288

PROPERTY AND EQUIPMENT                                     223      318
OTHER ASSETS                                               152      190
                                                       -------  -------

                                                       $ 6,052  $ 4,796
                                                       =======  =======



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $ 1,751   $ 1,026
Other current liabilities                                 945       696
Current maturities of long-term liabilities               305       470
                                                      -------   -------

    TOTAL CURRENT LIABILITIES                           3,001     2,192
                                                      -------   -------

LONG-TERM LIABILITIES  - net of current maturities      1,323     1,605
                                                      -------   -------
COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value:
 Authorized 20,000,000 shares; issued and
  outstanding 7,550,538 and 7,378,538                      76        74
Additional paid-in capital                              5,401     5,311
Foreign currency translation adjustment                  (184)     (219)
Accumulated deficit                                    (3,565)   (4,167)
                                                      -------   -------

                                                        1,728       999
                                                      -------   -------
                                                      $ 6,052   $ 4,796
                                                      =======   =======


The accompanying notes are an integral part of the consolidated financial statements.

                    VITRONICS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except share amounts)




                                                             Year Ended December 31
                                                        --------------------------------
                                                          1994        1993        1992
                                                        -------     -------     -------

Net sales                                               $17,346    $ 12,778    $ 12,373
Costs of goods sold                                      11,136       9,248      10,385
                                                         ------     -------     -------
   Gross profit                                           6,210       3,530       1,988
                                                         ------     -------     -------

Selling, general and administrative expenses              4,072       3,338       3,778
Research and development costs                            1,010         860       1,130
Non-recurring charges                                         -         420           -
                                                         ------     -------     -------
Patent litigation                                           330         127         184
                                                          5,412       4,745       5,092
                                                         ------     -------     -------
Income (loss) from operations                               798      (1,215)     (3,104)

Non-operating expense (income) - net                        171         105         (90)
                                                         ------     -------     -------
Income (loss) before taxes                                  627      (1,320)     (3,014)

Income taxes (credit)                                        25          37         (49)
                                                         ------     -------     -------

Net income (loss)                                       $   602    $ (1,357)   $ (2,965)
                                                         ======     =======     =======

Income (loss) per common share:
                                Primary                 $   .08    $   (.18)   $   (.70)
                                                         ======     =======     =======
                                Fully diluted           $   .07    $   (.18)   $   (.70)
                                                         ======     =======     =======

Weighted average number of common and
   common equivalent shares used in
   calculation of earnings per
   common share:
                                Primary               7,739,000   7,379,000   4,216,000
                                                     ==========   =========   =========
                                Fully diluted        10,190,000   7,379,000   4,216,000
                                                     ==========   =========   =========



The accompanying notes are an integral part of the consolidated financial statements.

                    VITRONICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)


                                                                                 Unrealized
                                                                                  loss on
                                                                    Foreign      non-current
                                                      Additional    currency     marketable
                                     Common Stock      paid-in     translation      equity    Retained
                                   ----------------
                                   Shares    Amount    capital     adjustment    securities   earnings    Total
                                   ------    ------    -------     ----------    ----------   --------    -----

Balances, December 31, 1991       3,928,538   $ 39     $ 4,043        $ 53           $ (25)     $ 155   $ 4,265

Foreign currency translation
   adjustment                             -      -           -        (264)              -          -      (264)

Exercise of stock rights
   (Offering)                     3,450,000     35       1,286           -               -          -     1,321

Change in unrealized loss on
   non-current marketable
   equity securities                      -      -           -           -              25          -        25

Net loss                                  -      -           -           -               -     (2,965)   (2,965)
                                     ------    ---        ----        ----            ----     ------    ------

Balances, December 31, 1992       7,378,538     74       5,329        (211)             -      (2,810)     2,382

Foreign currency translation
   adjustment                             -      -           -          (8)             -           -         (8)

Additional cost related
   to rights offering                     -      -         (18)          -              -           -        (18)

Net loss                                  -      -           -           -              -      (1,357)    (1,357)
                                     ------    ---        ----        ----           ----      ------     ------


Balances, December 31, 1993       7,378,538     74       5,311        (219)             -      (4,167)       999

Exercise of stock options            30,000      1          20           -              -           -         21

Conversion of debt to equity        142,000      1          70           -              -           -         71

Foreign - currency translation
   adjustment                             -      -           -          35              -           -         35

Net income                                -      -           -           -              -         602        602
                                     ------    ---        ----        ----           ----      ------     ------

Balances, December 31, 1994       7,550,538   $ 76     $ 5,401      $ (184)             -     $(3,565)    $1,728
                                  =========   ====     =======      ======        =======     =======     ======

The accompanying notes are an integral part of the consolidated financial statements.

                    VITRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                               Year Ended December 31
                                                            ----------------------------
                                                               1994      1993      1992
                                                               ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   602   $(1,357)  $(2,965)
                                                               ----     -----     ------
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                               192       279       404
    Gain on sale of assets                                        -       (42)     (179)
    Provision for excess and obsolescence                       297        48       191
    Deferred income taxes                                         -         -       360
    Writedown of non-current marketable equity securities         -       130         -
    Changes in current assets and liabilities:
      Accounts receivable                                    (1,027)      294       417
      Inventories                                              (232)       49        79
      Other current assets                                       52        96       (24)
      Accounts payable                                          725       (90)       53
      Income taxes                                               20       189       649
      Other current liabilities                                 249      (614)       77
                                                             ------    ------    ------
  Total adjustments                                             276       339     2,027
                                                             ------    ------    ------
Net cash provided by (used for) operating activities            878    (1,018)     (938)
                                                             ------    ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                             (32)      (65)      (92)
Disposals of property and equipment                               2        74       332
Additions to other assets                                       (29)     (177)      (21)
Loan to affiliated company                                        -         -         -
Proceeds on sale of investment                                    -         -       100
                                                             ------    ------    ------
Net cash provided by (used for) investing activities            (59)     (168)      319
                                                             ------    ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowing                                               -     1,200         -
Issuance of common stock under stock option plans                21         -         -
Payments of long-term debt                                     (376)   (1,072)   (1,112)
Rights offering                                                   -       (18)    1,321
                                                             ------    ------    ------
Net cash provided by (used for) financing activities           (355)      110       209
                                                             ------    ------    ------

Foreign currency translation adjustment                          35        (8)      264
                                                             ------    ------    ------

CASH AND CASH EQUIVALENTS:
Net increase (decrease)                                         499    (1,084)     (146)
Balance, beginning of year                                      172     1,256     1,402
                                                             ------    ------    ------
Balance, end of year                                        $   671   $   172   $ 1,256
                                                             ======    ======    ======

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
 Conversion of debt to equity                               $    71         -         -


The accompanying notes are an integral part of the consolidated financial statements.

                    VITRONICS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

Three Years Ended December 31, 1994
________________________________________________________________________________

A.   Summary of Significant Accounting Policies

          The Company is engaged in the business of designing, engineering, manufacture and marketing of state-of-the-art thermal processing systems for soldering surface mounted devices to printed circuit boards and cleaning of the finished assembly. The significant accounting policies employed are as follows :

     OPERATIONS

          In March 1995, the Company signed a commitment letter for a $500,000 revolving line of credit with First National Bank of Portsmouth.

          Management believes this possible financing source, combined with its existing cash balances and anticipated cash flow from operations, will be adequate to meet its working capital requirements during 1995.

     PRINCIPLES OF CONSOLIDATION-

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances, transactions and profits have been eliminated.

     CASH EQUIVALENTS-

          The Company considers all highly-liquid debt instruments with a maturity of three months or less to be cash equivalents. At December 31, 1994 and December 31, 1993, the Company had approximately $623,000 and $172,000, respectively, on deposit at one Bank. All amounts classified as cash equivalents as of December 31, 1994 and 1993 have original maturities of three months or less at date of purchase.

     INVENTORIES-

          Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company had inventory reserves of $367,000, $289,000 and $315,000 as of December 31, 1994, 1993 and 1992, respectively. The Company regularly reviews the carrying value of its inventory (at least quarterly) and adjusts such reserves as needed.

     PROPERTY AND EQUIPMENT-

          Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

          The estimated useful lives used to compute depreciation are as follows:

                            Description           Years
                            -----------           -----
                      Machinery and equipment      3-8
                      Furniture and fixtures       5-8

          Leasehold improvements are amortized over the life of the lease, including extensions, but not in excess of the maximum useful lives of the improvements.

     OTHER ASSETS-

          Included in other assets are patents and debenture costs associated with the issuance of long-term debt. Patents and debenture costs are being amortized on the straight-line method over their estimated useful lives ranging from three to seven years.

     FOREIGN CURRENCY TRANSLATION-

          All assets and liabilities of the Company's United Kingdom subsidiary, Vitronics Europe Limited (VEL), are translated at exchange rates in effect at each respective balance sheet date (December 31, 1994 and December 31, 1993), Income and expenses are translated at average rates for the year. The resulting differences, due to changing exchange rates, are charged or credited to "Foreign Currency Translation Adjustment" included as part of Stockholders' Equity. Gains and losses from foreign currency transactions are included in earnings.

     REVENUE RECOGNITION-

          Revenue is recorded upon shipment to the customer.

     RESEARCH AND DEVELOPMENTS COSTS-

          All research and development costs are charged to operations as incurred.

     WARRANTIES-

          The Company's products are generally under warranty against defects in material and workmanship for a one year period. Estimated warranty costs are accrued in the same period as products are shipped.

     INCOME TAXES-

          The Company has adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), effective January 1, 1993. The
     ---------------------------
     cumulative effect of adopting this statement as of January 1, 1993 was immaterial to the results of operations for the year ended December 31, 1993. Previous to January 1, 1993, the Company had appropriately accounted for taxes under APB #11. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than future enactments of changes in the tax law or rates. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and credit carryforwards. Deferred tax expense represents the change in the deferred tax assets and liabilities.

     INCOME (LOSS) PER SHARE-

          The income (loss) per share is based on the weighted average number of common and common equivalent shares (where dilutive) outstanding during the year.

     RECLASSIFICATION-

          Certain 1993 and 1992 balances have been reclassified in order to conform to the 1994 presentation.

________________________________________________________________________________

B.   INVENTORIES

     Inventories consisted of (in thousands):

                                                              December 31
                                                            -----------------
                                                            1994         1993
                                                           -----        -----
                Finished goods                            $  224       $  308
                Work in process                              369          473
                Raw materials                              1,501        1,378
                                                           -----        -----
                                                          $2,094       $2,159
                                                           =====        =====

________________________________________________________________________________

C.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of (in thousands):

                                                              December 31
                                                            -----------------
                                                            1994         1993
                                                           -----        -----
            Machinery and equipment                       $  958       $1,063
            Furniture and fixtures                           393          389
            Leasehold improvements                           428          418
                                                           -----        -----
                                                          $1,779        1,870
            Less accumulated depreciation
             and amortization                              1,556        1,552
                                                           -----        -----
                                                          $  223       $  318
                                                           =====        =====

______________________________________________________________________________

D.   OTHER ASSETS

     Other assets consisted of (in thousands):

                                                              December 31
                                                            -----------------
                                                            1994         1993
                                                           -----        -----
            Patents                                       $  229       $  201
            Debenture costs                                  155          155
                                                           -----        -----
                                                             384          356
            Less accumulated amortization                    232          166
                                                           -----        -----
                                                          $  152       $  190
                                                           =====        =====

________________________________________________________________________________

E.   OTHER CURRENT LIABILITIES

     Other current liabilities consisted of (in thousands):

                                                                December 31
                                                              ----------------
                                                               1994       1993
                                                              -----      -----

            Accrued sales commissions                         $  283   $  194
            Accrued payroll and related taxes                    133       80
            Accrued warranty costs                               155      130
            Other                                                374      292
                                                               -----    -----
                                                              $  945   $  696
                                                               =====    =====

________________________________________________________________________________

F.   INDEBTEDNESS

     Long-term liabilities consisted of (in thousands):

                                                                 December 31
                                                               --------------
                                                                1994     1993
                                                               -----    -----

            U.K. term loan, interest at Bank
             base rate plus 3%                                $  220   $  261
            Notes payable, primarily to vendors,
             interest ranging from 0% - 12%                      204      565
            Subordinated Convertible Debenture
             interest at 10%                                   1,200    1,200
            Unamortized government grants                          4       49
                                                               -----    -----
                                                               1,628    2,075

            Less current maturities                              305      470
                                                               -----    -----

            Total long-term liabilities -
             net of current maturities                        $1,323   $1,605
                                                               =====    =====

          On October 1, 1993, the Company received $1,200,000 from an investment fund. This was a convertible subordinated debenture with an interest rate of 10% convertible into 2,400,000 shares of Vitronics' common stock. Quarterly principal payments of $33,333 are to be made beginning on June 30, 1995 and continuing through December 31, 1997, at which time any unpaid principal will be due. The agreement calls for mandatory prepayment on the occurrence of certain events and contains certain financial covenants, the most restrictive of which is that the Company must maintain a ratio of consolidated net earnings to cover interest charges of not less than 1:1 and that the Company must maintain a debt to equity ratio not greater than 3:1. In addition, the agreement restricts the Company's payment of dividends. The outstanding principal balance of this note is convertible at any time, at the discretion of the holder. The balance is convertible, at the option of the Company, at the conversion price of $.50 per share, if the average of the high and low trading prices of the stock is $2.00 or more for a period of 30 consecutive trading days.

          In January 1994, the Company pledged receivables and received a $350,000 loan at 12% interest from New England Growth Fund I, L.P.. This loan was repaid in March 1994.

     Borrowings under the U.K. term loan are collateralized by substantially all of the assets of VEL, the Company's United Kingdom subsidiary and guaranteed by the Company. The interest rate was 9% at December 31, 1994. At December 31, 1994, this has been classified as long-term debt. The final payments on this debt are due in August 1997.

          VEL received government grants in order to subsidize the acquisition of equipment and leasehold improvements and to stimulate employment. To the extent that the grant is capital in nature, it is amortized over 5 years, the equipment's useful life. Because the Company has not met its personnel requirements under the grant, the Company may be obligated to repay the unamortized portion of the grant ($4,000) to the government.

          In 1993, approximately $365,000 of accounts payable were converted to long-term Notes Payable. As of July 1995, approximately $60,000 of such Notes payable remain outstanding, and are due at the end of 1996.

          As of December 31, 1994, aggregate maturities of long-term liabilities were as follows (in thousands):

                       1995                 $  305
                       1996                    246
                       1997                    243
                       1998                    834
                                             -----
                                            $1,628
                                             =====

________________________________________________________________________________

G.   INCOME TAXES

     The provision for income taxes consisted of (in thousands):


                                                   Year Ended December 31
                                                  ------------------------
                                                  1994     1993    1992
                                                  ----     ----    ----
     Currently payable (refundable):
          Federal                                 $   -  $ (53)   $(360)
          Foreign                                     -      -      (49)
          State                                      25      -        -
                                                   ----   ----    -----
                                                     25    (53)    (409)
                                                   ----   ----    -----
     Deferred (prepaid):
          Federal                                     -      -      360
          Foreign                                     -     90        -
          State                                       -      -        -
                                                   ----   ----    -----
                                                      -     90      360
                                                   ----   ----    -----
                                                  $  25  $  37    $ (49)
                                                   ====   ====    =====

          Reconciliations of income taxes at the statutory rate to the effective rate reflected in the financial statements were as follows:

                                                        Year Ended December 31
                                                      ---------------------------
                                                       1994      1993      1992
                                                       ----      ----      ----
     Statutory income tax rate                          34.0%   (34.0%)   (34.0%)
     Net losses without tax benefit                        -     20.9      28.8
     Net operating losses utilized                     (34.0)       -         -
     Goodwill amortization                                 -      3.6       3.6
     Foreign taxes                                         -      6.8         -
     State taxes net of Federal benefit                  2.8        -         -
     Other                                               1.4      5.5         -
                                                       -----    -----     -----
                                                         4.2%     2.8%     (1.6%)
                                                       =====    =====     =====

          The 1993 foreign deferred tax provision represents an adjustment of prior year amounts. The components of the net deferred tax assets and liabilities were as follows (in thousands):


                                                  December 31,
                                              ------------------
                                                1994      1993
                                              --------  --------
     Deferred tax assets:
          Inventory reserves                  $   127   $   116
          Accounts receivable reserves             40        40
          Other liabilities and reserves           62        69
          Depreciation and amortization           147       155
          Capital loss carryforwards              160       160
          Net operating loss carryforwards      1,168     1,407
          Research and development credits        155       199
                                               ------    ------

          Total deferred tax asset              1,859     2,146

         Valuation allowance                   (1,859)   (2,146)
                                               ------    ------

          Net deferred tax assets             $     -   $     -
                                               ======    ======

          The Company has placed a full valuation allowance against the deferred tax asset due to the uncertainty regarding the utilization of these benefits in future returns.

          The Company currently has net operating loss and capital loss carryforwards for Federal and Foreign income tax purposes of approximately $3,116,651 and $468,668, respectively, and R&D credits of approximately $155,000, all expiring in the years 2007 and 2008.

          The Company had income (loss) before tax in the United Kingdom for the years ended December 31, 1994, 1993 and 1992, of $218,000, $(242,000) and
     $(519,000), respectively, and in the United States, $409,000, $(1,078,000)
     and $(2,495,000), respectively.

________________________________________________________________________________

H.   COMMITMENTS

          The Company leases its facilities and certain equipment under operating leases ranging up to 5 years with renewal and purchase options. The leases provide for monthly rental payments, plus, in certain situations, payments for real estate taxes, insurance and maintenance. Rental expense for property, machinery and equipment charged to operations was $372,000, $463,000 and $434,000 for the years ended December 31, 1994,
     1993 and 1992, respectively.

          At December 31, 1994, future minimum payments applicable to non-cancelable operating leases with initial terms of one year or more were as follows (in thousands):


                1995           $  309
                1996              313
                1997              246
                1998              216
                1999               11
                                -----
                               $1,095
                                =====

          The Company is currently involved in patent litigation against a competitor, Conceptronic, Inc. The Company commenced this suit in November 1991 seeking an injunction and damages against Conceptronic for infringement of two patents owned by the Company covering certain aspects of its solder reflow systems. The trial regarding this dispute commenced on July 25,1995 in the United States District Court in New Hampshire. The Company is unable to predict the outcome of this trial, but does not believe that an adverse decision, however unlikely in the Company's view, will have a material effect on the Company's financial condition or results of operations. The Company intends to vigorously pursue all of its legal rights and remedies in connection with this litigation, and believes that a favorable outcome may result in certain licensing opportunities for the Company which could have a positive impact on its financial condition and results of operations in the future.


          The Company, in the normal course of business, is involved in various other legal proceedings, that in the opinion of management, will not have a material effect on the Company's financial conditions or results of operations.

          The Company does not currently offer employment benefits subject to the provisions of Statements of Financial Accounting Standards 106 and 112.

________________________________________________________________________________

I.   STOCK OPTIONS

     Stock Option Plans
     ------------------

          The Company has Stock Option Plans which allow for the granting of options to employees, officers, directors and consultants to purchase an aggregate of 1,000,000 shares of the Company's common stock. The Stock Option Committee may issue options which are exercisable over a period not to exceed 10 years and vest from date of issuance up to five years. The following schedule summarizes the stock option activity during the three years ended December 31, 1994:

                                             Number
                                               of               Option price
                                             shares              per share
                                            ---------         ----------------

          Balance, December 31, 1991         326,500          $1.125 to $1.875

                Granted in 1992              449,900          $.5625 to $1.25
                Expired/Canceled in 1992    (145,950)         $1.125 to $1.87
                                             -------

          Balance, December 31, 1992         630,450          $.5625 to $1.875

                Granted in 1993              200,500          $.84
                Expired/Canceled in 1993     (46,350)         $.5625 to $1.75
                                              ------

          Balance, December 31, 1993         784,600          $.5625 to $1.875
                                             -------

                Granted in 1994              324,000          $.01 to $1.3125
                Expired/Canceled in 1994    (155,800)         $.5625 to $1.875
                Exercised                    (30,000)         $.01
                                              ------

          Balance, December 31, 1994         922,800          $.5625 to $1.75
                                             =======

          Options to purchase 56,500 and 181,500 shares were available to be granted under these plans as of December 31, 1994 and 1993, respectively. When options under these plans are canceled, they may be granted again at a later date. Options to purchase 409,900 shares at prices ranging from $.5625 to $1.75 per share were exercisable as of December 31, 1994, and options to purchase 393,900 shares at prices ranging from $.5625 to $1.875 were exercisable as of December 31, 1993. The Company has reserved 979,300 shares of common stock for these Plans.

          In addition, the Company has 346,225 outstanding stock warrants to purchase the Common Stock of the Company at an exercise price of $.60 exercisable from November 1993 through September 1998.

___________________________________________________________________

J.   NON-OPERATING EXPENSE (INCOME) - NET

       Non-operating expense (income) - net consisted of (in thousands):




                                                           Year Ended December 31
                                                          -------------------------
                                                            1994     1993     1992
                                                          --------  -------  ------

            Loss on investment                             $   -    $   -   $   6
            Interest income                                  (10)      (6)    (17)
            Interest expense                                189       114     160
            Gain on sale of assets                           (85)     (42)   (179)
            Other, net                                        77       39     (60)
                                                            ----     ----    ----
                                                           $ 171    $ 105   $ (90)
                                                            ====     ====    ====

          On a cash basis, the actual interest income received and interest expense paid by the Company during 1994, 1993 and 1992 approximated the above amounts.


________________________________________________________________________________

  K.  FOREIGN OPERATIONS

       The Company operates in one industry segment. Data by geographic area were as follows (in thousands):


                                                         Year Ended December 31
                                                      --------------------------
                                                       1994      1993       1992
                                                       ----      ----       ----

            Foreign revenues:
                Asia                                 $ 4,974   $ 5,895   $ 3,169
                Europe                                 2,663     1,541     2,217
                Other                                    275         -       126
                                                     -------   -------   -------
                                                     $ 7,912   $ 7,436   $ 5,512
                                                     =======   =======   =======
            Revenues by manufacturing operations:
                United States                        $13,741   $10,133   $ 9,550
                United Kingdom                         3,605     2,645     2,823
                                                     -------   -------   -------
                                                     $17,346   $12,778   $12,373
                                                     =======   =======   =======
            Income (loss) from operations:
                United States                        $   534   $  (993)  $(2,571)
                United Kingdom                           264      (222)     (533)
                                                     -------   -------   -------
                                                     $   798   $(1,215)  $(3,104)
                                                     =======   =======   =======
            Identifiable assets:
                United States                        $ 4,614   $ 3,758   $ 5,293
                United Kingdom                         1,438     1,038     1,462
                                                     -------   -------   -------
                                                     $ 6,052   $ 4,796   $ 6,755
                                                     =======   =======   =======

       With respect to foreign revenues from Asia and Europe, there were no customer countries with unaffiliated customer revenues equal to or greater than 10% of total revenue.

       With respect to intraenterprise transfers, such transfers and revenues approximated $500,000 in 1994, less than 3.6% of revenues from United States manufacturing operations. The revenue figures in this footnote are reflected net of their amounts.

______________________________________________________________________________

L.   MAJOR CUSTOMER

          During 1994, one customer accounted for 15% of net sales. Accounts receivable from this customer at December 31, 1994 amounted to $254,934.

          In 1993, there were no customer accounts over 10% of net sales. During 1992, one customer accounted for 11% of net sales. Accounts receivable from this customer amounted to $245,498 at December 31, 1992.

______________________________________________________________________________

M.   EMPLOYEE BENEFIT PLAN

          The Company maintains a 401(k) Plan and a defined Contribution Plan. The 401(k) Plan covers substantially all full-time U.S. employees who have twelve months of service and have attained the age of 21. Employee contributions may range from 2%-15% of compensation with a discretionary matching Company contribution. The Company is currently matching 25% of the employees contribution, up to 1.5% of total compensation. The Company may also make an optional contribution for any plan year at its discretion. The defined Contribution Plan covers all full-time employees in the United Kingdom. Contributions to the Plan are made only by the Company, and at the Company's discretion.

          The Company has expensed approximately $41,438, $34,325 and $32,469, relating to contributions to the Plans during 1994, 1993 and 1992, respectively.

________________________________________________________________________________

N.   SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     (Dollars in thousands except per share amounts)

                                                                    QUARTER ENDED
                                                       ------------------------------------
                                                       Dec 31       Oct 1    Jul 2    Apr 2
                                                       ------       -----    -----    -----
     1994:
      Net sales                                        $5,360      $4,698   $3,704   $3,584
      Gross profit                                      1,964       1,660    1,360    1,226
      Gross profit %                                       37%         35%      37%      34%
      Net income                                          288         243       59       12
      Net income per common share
                          - Primary                       .04         .03      .01      .00
                          - Fully diluted                 .03         .03      .01      .00


                                                                    QUARTER ENDED
                                                       ------------------------------------
                                                       Dec 31       Oct 2    Jul 3    Apr 3
                                                       ------     ------    ------   ------
     1993:
      Net sales                                        $2,724      $3,238   $2,436   $4,380
      Gross profit                                        674       1,096      536    1,224
      Gross profit %                                       25%         34%      22%      28%
      Net income/(loss)                                  (520)         50     (790)     (97)
      Net income/(loss) per common share                 (.07)        .01     (.11)    (.01)


     During the fourth quarter of 1993, the Company recorded writedowns of $130,000 relating to unamortized goodwill, and wrote-off $90,000 relating to a prior year foreign tax asset. During the second quarter of 1993, the Company recorded writedowns of $290,000 relating to restructuring costs.

                    VITRONICS CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (000's omitted)
______________________________________________________________________________


                                               Additions
                                   Balance     Charged to                    Balance
                                   Beginning   Costs and   Deductions/(A)//  End of
                                   of Period   Expenses    Write-Offs        Period
                                   ---------   --------    ----------        ------

Allowance for doubtful accounts
year ended December 31,


     1994                           $120        $ 1         $ 21              $100

     1993                            124         12           16               120

     1992                            110         77           63               124



Inventory reserves
year ended December 31



     1994                           $289       $297         $219              $367

     1993                            315         48           74               289

     1992                            455        191          331               315




(A) Deductions represent amounts determined to be uncollectible and charged against the reserve.