Form 10-Q/A
period 1995-04-01
VITRONICS CORP
filed 1995-08-04
CIK 712036

                                 FORM 10-Q/A-1

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
            (Exact name of registrant as specified in its charter)


              COMMONWEALTH OF
               MASSACHUSETTS                                 O4-2726873
      -------------------------------                   ------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


       1 Forbes Road, Newmarket, NH                                 03857
- -----------------------------------------                        ----------
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

                    VITRONICS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                                    April 1,      December 31,
                                                      1995            1994
                                                  (Unaudited)          (*)
                                                  -----------      -----------
ASSETS
- ------
Current assets:
   Cash and cash equivalents                       $    947          $   671
   Accounts receivable, net                           2,006            2,723
   Inventories                                        2,717            2,094
   Other current assets                                 179              189
                                                    -------          -------
        Total current assets                          5,849            5,677

Property and equipment, net                             204              223
Other assets                                            152              152
                                                    -------          -------

                                                    $ 6,205          $ 6,052
                                                    =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Accounts payable                                 $ 1,602          $ 1,751
   Other current liabilities                          1,016              945
   Current maturities of long-term liabilities          315              305
                                                    -------          -------
        Total current liabilities                     2,933            3,001

Long-term liabilities - net of current maturities     1,283            1,323

Stockholders' Equity:
   Common Stock, $.01 par value                          76               76
   Additional paid-in capital                         5,405            5,401
   Foreign currency translation adjustment             (151)            (184)
   Accumulated deficit                               (3,341)          (3,565)
                                                    -------          -------
                                                      1,989            1,728
                                                    -------          -------
                                                    $ 6,205          $ 6,052
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

                    VITRONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (000's omitted except per share amounts)

                                                   Three Months Ended
                                                -----------------------
                                                April 1,       April 2,
                                                  1995          1994
                                                --------      --------
Net sales                                        $4,853        $3,584
Cost of goods sold                                2,982         2,358
                                                --------      --------
   Gross profit                                   1,871         1,226

Selling, general and
   administrative expenses                        1,215           857
Research and development costs                      303           260
                                                --------       ------
Patent litigation                                    75            31
                                                  1,593         1,148
                                                --------       ------
Income from operations                              278            78

Non-operating expense - net                         (51)          (66)
                                                -------         -----

Income before taxes                                 227            12


Income taxes                                          3             -
                                                -------       -------

Net income                                      $   224       $    12
                                                =======       =======

Net earnings per common share:
                    Primary                     $   .03       $   .00
                                                =======       =======
                    Fully diluted               $   .02       $   .00
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


Results of Operation
- --------------------

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

   Patent litigation costs were $75,000 for the first quarter of 1995 as compared to $31,000 during the first quarter of 1994. Patent defense costs are continuing to increase as the suit approaches trial which is expected to occur in July 1995.


    The Company had non-operating expenses of $51,000 for the three months ended April 1, 1995 compared with $66,000 for the comparable period in 1994. The non-operating expenses for the first quarter of 1995 include patent defense costs of $75,000 and interest expense, net $32,000, as compared with interest expenses for the first quarter of 1994, net $42,000.



    The Company increased its deductions/write-offs for excess and obsolete inventory to $57,000 the first quarter of 1995 as compared to $30,000 in the first quarter of 1994 and increased its provision for inventory reserves from $367,000 at the end of 1994 to $421,000 at the end of the first quarter of 1995. Such increases are principally related to the Company's production process and product line evolution. As the Company made changes in designs and processes, certain existing inventories were affected. The Company also changed its production process as the UNITHERM product evolved. This change necessitated the rework of certain inventory items and the obsolescence of other items. The Company increased its reserves for obsolescence in recognition of these events.

Net income for the first quarter of 1995 was $224,000 compared to $12,000 for the comparable period of 1994. For the first quarter of 1995, net income was $.03 per primary share, and $.02 per fully diluted share. For the comparable 1994 period, net income per share was $.00.


Liquidity and Capital Resources
- -------------------------------

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


                                      VITRONICS CORPORATION


    Date:  August 4, 1995            By:/s/ James J. Manfield, Jr.
                                      --------------------------
                                      James J. Manfield, Jr.
                                      Chairman of the Board,
                                      Chief Executive Officer,
                                      Chief Financial Officer,
                                      and Treasurer




    Date:  August 4, 1995               /s/ Ronald W. Lawler
                                      --------------------------
                                      Ronald W. Lawler,
                                      President and
                                      Chief Operating Officer




    Date:  August 4, 1995            By:/s/ Daniel J. Sullivan
                                      --------------------------
                                      Daniel J. Sullivan,
                                      Controller and
                                      Principal Accounting Officer
