Form 10-K/A
period 1994-12-31
VITRONICS CORP
filed 1995-08-08
CIK 712036

                                FORM 10-K/A/2
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934 [FEE REQUIRED]
                           For the fiscal year ended December 31, 1994

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ______________to_______________

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

           EXHIBIT INDEX                                                              PAGE NO.
           -------------                                                              --------

        10.29    Loan Agreement between the Company and NEGF
                   dated January 13, 1994 (16)
        10.30    Security Agreement between the Company and NEGF
                   dated January 13, 1994 (16)
        10.31    Underwriters Common Stock Purchase Warrant issued to
                  Barclay Investments Inc. dated December 15, 1992 (16)
        10.32    Common Stock Purchase Warrant for 125,000 Shares issued
                   to Barclay Investments Inc. dated October 1, 1993 (16)
        11.1     Calculation of Net Income Per Common Share                              31
        16       Letter from Deloitte & Touche regarding change of Accountant (13)
        21.1     Subsidiaries of the registrant                                          32
        23.1     Consent of Coopers & Lybrand, LLP
        99.1     Directors and Officers Liability Policy and Company
                   reimbursement (4)
        99.2     Complaint regarding Conceptronic Patent Litigation (14)
        99.3     Conceptronic's response to the Complaint (14)
        99.4     Conceptronic's Counterclaim (14)
        99.5     Vitronics' response to Conceptronic's Counterclaim (14)
        99.6     Order of the United States District Court concerning
                   Conceptronic Patent Litigation (11)
        99.7     Correspondence concerning the Vitronics Europe Limited lease (11)
        99.8     Conceptronic's Counterclaim Summary Judgment (16)

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

                  (Registrant)   VITRONICS CORPORATIO
                  ---------------------------------------

                  By:  /s/ JAMES J. MANFIELD, JR.   Date:  August 7, 1995
                     ------------------------------
                     James J. Manfield, Jr., Chairman of the Board
                     and Chief Executive Officer

                  By:  /s/ RONALD W. LAWLER    Date:  August 7, 1995
                     -------------------------
                     Ronald W. Lawler, President and
                     Chief Operating Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:  /s/JAMES J. MANFIELD, JR.   Date:  August 7, 1995
                     -----------------------------
                     James J. Manfield, Jr., Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer


                  By:  /s/DANIEL J. SULLIVAN       Date:  August 7, 1995
                     -----------------------------
                     Daniel J. Sullivan
                     Corporate Controller and
                     Principal Accounting Officer


   BOARD OF DIRECTORS
   ------------------

     /s/ JAMES J. MANFIELD,JR.               Date:  August 7, 1995
   ------------------------------
         James J. Manfield, Jr.


     /s/ RONALD W. LAWLER                    Date:  August 7, 1995
   ------------------------------
         Ronald W. Lawler


      /s/ DR. ALLEN H. KEOUGH                Date:  August 7, 1995
    ------------------------------
          Dr. Allen H. Keough


      /s/ DAVID R.A. STEADMAN                Date:  August 7, 1995
    -------------------------------
          David R.A. Steadman


      /s/ ROBERT J. HANKS                    Date:  August 7, 1995
    -------------------------------
          Robert J. Hanks


      /s/ JOHN F. ROUSSEAU, JR.              Date:  August 7, 1995
    -------------------------------
          John F. Rousseau, Jr.
