Form 10-Q
period 1995-07-01
VITRONICS CORP
filed 1995-08-09
CIK 712036

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

              (Mark One)

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   July 1, 1995
                                              --------------


              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    -------

                              -------------------

                       Commission File Number:  O-13715


                             VITRONICS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  COMMONWEALTH OF
                   MASSACHUSETTS                             O4-2726873
           -------------------------------               ------------------
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)               Identification No.)


            1 Forbes Road, Newmarket, NH                            03857
       ----------------------------------------                  ----------
       (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code    (603) 659-6550
                                                             --------------


                                     NONE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES      X                           NO
                   --------                            --------

     Number of shares outstanding of each of the registrant's classes of common stock as of July 1, 1995:

               Common Stock, $.01 par value:  7,553,638  shares

                             VITRONICS CORPORATION



                                     INDEX

                                                                    Page
                                                                    ----
Part I - Financial Information:
-------------------------------

    Item 1 - Financial Statements:

       Condensed Consolidated Balance Sheets -
         July 1, 1995 (unaudited)
         and December 31, 1994 ...................................    3

       Condensed Consolidated Statements of Operations (unaudited) -
         Three Months and Six Months Ended July 1, 1995
         and July 2, 1994 ........................................    4

       Condensed Consolidated Statements of
         Cash Flows (unaudited) - Six Months
         Ended July 1, 1995 and July 2, 1994 .....................    5

       Notes to Condensed Consolidated Financial Statements
         (unaudited)..............................................    6

       Calculation of Net Income Per Share for
         Three Months Ended July 1, 1995 and July 2, 1994.........    7

       Calculation of Net Income Per Share for
         Six Months Ended July 1, 1995 and July 2, 1994...........    8

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    9



Part II - Other Information
---------------------------

    Items 1 through 6.............................................   11

    Signatures....................................................   13

                           VITRONICS CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (000's omitted)


                                                          July 1,      December 31,
                                                           1995           1994
                                                        (Unaudited)        (*)
                                                        -----------    ------------
    ASSETS
    ------
    Current assets:
       Cash and cash equivalents                           $   852        $   671
       Accounts receivable, net                              3,214          2,723
       Inventories                                           2,777          2,094
       Other current assets                                    146            189
                                                           -------        -------
            Total current assets                             6,989          5,677

    Property and equipment, net                                165            223
    Other assets                                                59            152
                                                           -------        -------

                                                           $ 7,213        $ 6,052
                                                           =======        =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
    Current liabilities:
       Accounts payable                                      2,101        $ 1,751
       Other current liabilities                             1,218            945
       Current maturities of long-term liabilities             253            305
                                                           -------        -------
            Total current liabilities                        3,572          3,001

    Long-term liabilities, net of current maturities         1,243          1,323

    Stockholders' Equity:
       Common Stock, $.01 par value                             76             76
       Additional paid-in capital                            5,405          5,401
       Foreign currency translation adjustment                (168)          (184)
       Retained earnings (deficit)                          (2,915)        (3,565)
                                                           -------        -------
                                                             2,398          1,728
                                                           -------        -------
                                                           $ 7,213        $ 6,052
                                                           =======        =======

    *Condensed from audited financial statements



                  The accompanying notes are an integral part
                   of these condensed financial statements.

                           VITRONICS CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted except per share amounts)

                                   Three Months Ended     Six Months Ended
                                   ------------------    ------------------
                                   July 1,    July 2,    July 1,    July 2,
                                    1995       1994       1995       1994
                                   -------    -------    -------    -------

   Net sales                        $5,767     $3,704    $10,620    $7,288
   Cost of goods sold                3,345      2,344      6,327     4,702
                                    ------     ------    -------    ------
   Gross profit                      2,422      1,360      4,293     2,586

   Selling, general and
      administrative expenses        1,523        942      2,738     1,799
   Research & development costs        333        244        636       504
   Patent Litigation                    75         60        150        91
                                    ------     ------    -------    ------
                                     1,931      1,246      3,524     2,394
                                    ------     ------    -------    ------

   Income from operations              491        114        769       192

   Non-operating expense - net         (52)       (55)      (103)     (121)
                                    ------     ------    -------    ------

   Income before income taxes          439         59        666        71

   Income tax                           13          -         16         -
                                    ------     ------    -------    ------

   Net income                       $  426     $   59    $   650    $   71
                                    ======     ======    =======    ======

   Net earnings per
      common share

                  Primary             $.05       $.01       $.08      $.01
                                      ====       ====       ====      ====

                  Fully Diluted       $.04       $.01       $.07      $.01
                                      ====       ====       ====      ====


   Weighted average number of
     common and common equivalent
     shares used in calculation
     of earnings per common share

                  Primary            8,095      7,592     8,132      7,566
                                    ======     ======    ======     ======

                  Fully Diluted     10,537      9,992    10,155      9,966
                                    ======     ======    ======     ======



                  The accompanying notes are an integral part
                   of these condensed financial statements.

                             VITRONICS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)


                                                     Six Months Ended
                                                    -------------------
                                                    July 1,     July 2,
                                                     1995        1994
                                                    -------     -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 650      $  71
  Adjustments to reconcile net income to net
    cash flows from operating activities:
     Depreciation and amortization                     111         89
     Provision for excess and obsolescence             155        106
     Changes in current assets and liabilities:
      Accounts receivable                             (491)      (449)
      Inventories                                     (838)       (80)
      Other current assets                              43         18
      Accounts payable                                 350        298
      Income taxes                                       -         20
Other current liabilities                              273        (68)
                                                     -----      -----

    Total adjustments                                 (397)       (66)
                                                     -----      -----

  Net cash provided by operating activities            253          5

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (17)        (9)
  Disposals of property and equipment                    -          3
  Additions\disposals of other assets                   57         (9)
                                                     -----      -----

  Net cash provided by (used for)
    investing activities                                40        (15)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                          (132)      (134)
  Issuance of common stock                               4
                                                     -----      -----
  Net cash provided by (used for)
   financing activities                               (128)      (134)

  Foreign currency translation adjustment               16         15
                                                     -----      -----

CASH:
  Net increase (decrease)                              181       (129)
  Balance, beginning of period                         671        172
                                                     -----      -----

  Balance, end of period                             $ 852      $  43
                                                     =====      =====
Supplemental disclosure of non-cash
  financing activities:
    Conversion of debt to equity                         -      $  71

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                             VITRONICS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

A.  Basis for Presentation

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

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission (File #0-13715) on March 22, 1995 and amended on August 4, 1995.

B.  Inventories

    Inventories valued at the lower of cost (determined using the first-in, first-out method) or market, net of valuation reserves of $522,000 and $367,000, respectively, were as follows (in thousands):

                                        July 1,    December 31,
                                         1995         1994
                                        -------    ------------

         Finished goods                 $  551        $  224
         Work in process                   961           369
         Raw Materials                   1,265         1,501
                                        ------        ------
                                         2,777         2,094
                                        ======        ======


                             VITRONICS CORPORATION
                  CALCULATION OF NET INCOME PER COMMON SHARE
           FOR THE THREE MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994

                                                 July 1, 1995
                                                 ------------
                                                             Fully
                                              Primary       Diluted
                                              -------       -------

    Net Income                                    $426           $456

    Weighted Average Shares Outstanding:

         Common Stock                        7,553,638      7,553,638

         Convertible Debentures                             2,400,000

         Warrants                              203,945        212,830

         Stock Options                         337,628        371,016
                                             ---------     ----------

         Weighted Averaged Shares            8,095,211     10,537,484
            Outstanding

    Income Per Share                              $.05           $.04

--------------------------------------------------------------------------------

                                                 July 2, 1994
                                                 ------------
                                                             Fully
                                              Primary       Diluted
                                              -------       -------
    Net Income                                    $ 59           $ 89

    Weighted Average Shares Outstanding:

         Common Stock                        7,520,538      7,520,538

         Convertible Debentures                             2,400,000

         Warrants                               71,806         71,806

         Stock Options                               0              0
                                             ---------      ---------

         Weighted Averaged Shares
            Outstanding                      7,592,344      9,992,344

    Income Per Share                              $.01           $.01


                             VITRONICS CORPORATION
                  CALCULATION OF NET INCOME PER COMMON SHARE
            FOR THE SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994

                                                 July 1, 1995
                                                 ------------
                                                             Fully
                                              Primary       Diluted
                                              -------       -------

    Net Income                                    $650           $710

    Weighted Average Shares Outstanding:

         Common Stock                        7,552,611      7,552,611

         Convertible Debentures                             2,400,000

         Warrants                              212,107        216,895

         Stock Options                         367,383        385,369
                                             ---------     ----------

         Weighted Averaged Shares            8,132,101     10,554,875
            Outstanding

    Income Per Share                              $.08           $.07


--------------------------------------------------------------------------------

                                                 July 2, 1994
                                                 ------------
                                                             Fully
                                              Primary       Diluted
                                              -------       -------

    Net Income                                    $ 71           $131

    Weighted Average Shares Outstanding:

         Common Stock                        7,453,806      7,453,806

         Convertible Debentures                             2,400,000

         Warrants                               99,079         99,079

         Stock Options                          13,528         13,528
                                             ---------     ----------

         Weighted Averaged Shares
            Outstanding                      7,566,413      9,966,413

    Income Per Share                              $.01           $.01


                     VITRONICS CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operation
--------------------

    Sales for the second quarter ended July 1, 1995 increased 56% to $5,767,000 from $3,704,000 for the same period of 1994. Sales for the six months ended July 1, 1995 were $10,620,000 versus $7,288,000 for the same period in 1994, an increase of 46%. Bookings for the three months ended July 1, 1995 increased 47% to $6,736,000 from $4,584,000 for the same period in 1994. Bookings for the six months ended July 1, 1995 were $12,069,000 versus $8,212,000 for the same period in 1994, an increase of 47%. The increase in bookings and revenue were a result of increased demand for the Company's UNITHERM(R), UNITHERM(R) II and ISOTHERM/TM/ products. The Company does not anticipate that the percentage increase in net revenue and bookings for the three and six month periods ending July 1, 1995 are necessarily indicative of the percentage increase in net revenues to be expected for the entire fiscal year. Backlog as of July 1, 1995 was $4,038,000 versus $2,589,000 at December 31, 1994 and $3,057,000 as of July
2, 1994.

    Gross margin for the three months ended July 1, 1995 increased to 42% from 37% for the same period in 1994. For the six month period ended July 1, 1995, the gross margin percentage was 40% versus 35% for the same period in 1993. The increase in margins is due to a significantly higher volume of sales, reduced overhead spending and reduced material costs. The Company increased its deductions/write-offs for excess and obsolete inventory to $101,000 in the second quarter of 1995, as compared to $76,000 in the first quarter of 1994, and increased its provision for inventory reserves from $367,000 at the end of 1994 to $522,000 at the end of the second quarter of 1995. Deductions and write-offs for the first six months of 1995 were $155,000 as compared to $106,000 in 1994. Such increases are principally related to the Company's production process and product line evolution. As the Company made changes in designs and processes, certain existing inventories were affected. The Company also changed its production process as the UNITHERM/TM/ product evolved. This change necessitated the rework of certain inventory items and the obsolescence of other items. The Company increased its reserves for obsolescence in recognition of these events.

    Operating expenses for the three months ended July 1, 1995 were $1,931,000 versus $1,246,000 for the same period of 1994, an increase of 55%. Operating expenses as a percentage of sales were 33% and 34%, respectively. Operating expenses for the six months ended July 1, 1995 were $3,524,000 versus $2,394,000 for the same period in 1994, an increase of 47%. Operating expenses as a percentage of sales were 33% and 33%, for the resepctive six month periods. The increase in actual spending is a result of the higher sales volume which resulted in higher commission and marketing expenses and increased staffing levels. The Company also incurred approximately $100,000 of costs relating to the Registration Statement filed on Form S-3 and an additional $100,000 of costs associated with the anticipated conversion of the $1.2 million subordinated convertible debenture.

    For the second quarter of 1995, selling, general and administrative expenses as a percentage of sales were 26% versus 25% in 1994. The costs relating to the Registration Statement and debenture conversion which were included in selling, general & administrative expenses represented 3% of sales in the second quarter and 2% of sales for the six month period. Research and development expenses as a percentage of sales for such periods were 6% in 1995, and 7% in 1994. For the six months ended July 1, 1995 selling, general and administrative expenses as a percentage of sales were 26% as compared to 25% in 1994. Research and development expenses as a percentage of sales were 6% in 1995 and 7% in 1994.

    Patent litigation costs were $75,000 for the second quarter of 1995 as compared to $60,000 for the second quarter of 1994. For the six month period ended July 1, 1995, patent litigation costs were $150,000 as compared to $91,000 for the same period in 1994.

    The Company had non-operating expenses, primarily interest expense net, of $52,000 for the three months ended July 1, 1995 compared with $55,000 for the same period of 1994. During the first six months of 1995, the Company incurred non-operating expenses, primarily interestexpense net, of $103,000 compared with $121,000 for the same period of 1994.

    Net income for the second quarter of 1995 was $426,000 compared to $59,000 for the comparable period of 1994. Net income was $.05 per primary share, and $.04 per fully diluted share. For the comparable 1994 period, net income per share was $.01. Net income for the first six months of 1995 was $650,000 compared to $71,000 for the same period in 1994. Net income for the six month period of 1995 was $.08 per primary share, and $.07 per fully diluted share. For the comparable period of 1994, net income per share was $.01.

Liquidity and Capital Resources
-------------------------------

    The Company continues to monitor its operational spending levels very closely with the goal of cash conservation. During the first six months of 1995, cash increased $181,000 to $852,000.

    During March 1995, the Company obtained a $500,000 revolving line of credit with First National Bank of Portsmouth. The Company believes this funding source, combined with its existing cash balances and anticipated cash flow from operations, will be adequate to meet its working capital requirements for the remainder of the year. To date, the Company has not utilized this line of credit.

                             VITRONICS CORPORATION

                                    PART II

                               OTHER INFORMATION

Items 1 through 3:  Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 4, 1995, the Company held its Annual Meeting of Stockholders. David R. A. Steadman was elected as Class B Director of the Company. Set forth below are the results of each matter voted upon at the Annual Meeting:

  1. Election of Directors
                                            For           Withheld
                                            ---           --------
     David R. A. Steadman                6,127,466         14,572

  2. Ratification of the appointment of Coopers & Lybrand as the Company's independent public accountants:

               For          Against          Abstentions
               ---          -------          -----------
            6,130,879        7,399              3,760

  3. Adoption of Key Employees' Stock Option Plan

               For          Against          Abstentions
               ---          -------          -----------
            5,938,018       112,799            91,221

Item 5:  Other Information

     On April 25, 1995, the Company filed a Registration Statement on Form S-3, and an amended Form S-3 on July 18, 1995, August 3, 1995 and August 9, 1995 with the Securities and Exchange Commission covering 2,888,225 shares of its common stock which includes 2,400,000 shares reserved for issuance upon conversion of the Company's outstanding $1.2 million subordinated convertible debenture dated October 1, 1993, 346,225 shares issuable upon exercise of outstanding warrants held by the underwriter for the Company's 1992 Right's Offering and 142,000 shares sold to a vendor of the Company in 1992. The Company filed the Registration Statement due to the exercise of registration rights previously granted to the holders of the Company's underwriter warrants and subordinated convertible debenture. The Company will incur the cost of the registration. However, the Company will not receive any proceeds from the sale of the stock by the selling stockholders. The holders of the Company's subordinated convertible debenture will convert the entire debenture and are selling 1,920,000 of the 2,400,000 shares pursuant to a firm commitment underwriting by Schneider Securities, Inc.

Item  6:

     (a).  Exhibits

             27     Financial Data Schedule

     (b).  Reports on Form 8-K

             None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VITRONICS CORPORATION


Date:  August 9, 1995              By: /s/ James J. Manfield, Jr.
                                       --------------------------
                                       James J. Manfield, Jr.
                                       Chairman of the Board,
                                       Chief Executive Officer,
                                       Chief Financial Officer,
                                       and Treasurer




Date:  August 9, 1995              By: /s/ Ronald W. Lawler
                                       --------------------------
                                       Ronald W. Lawler,
                                       President and
                                       Chief Operating Officer



Date:  August 9, 1995              By: /s/ Daniel J. Sullivan
                                       --------------------------
                                       Daniel J. Sullivan,
                                       Vice President, Controller and
                                       Principal Accounting Officer