Form 10-Q/A
period 1995-07-01
VITRONICS CORP
filed 1995-08-10
CIK 712036

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

                           VITRONICS CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (000's omitted)


                                                          July 1,      December 31,
                                                           1995           1994
                                                        (Unaudited)        (*)
                                                        -----------    ------------
    ASSETS
    ------
    Current assets:
       Cash and cash equivalents                           $   852        $   671
       Accounts receivable, net                              3,214          2,723
       Inventories                                           2,777          2,094
       Other current assets                                    146            189
                                                           -------        -------
            Total current assets                             6,989          5,677

    Property and equipment, net                                165            223
    Other assets                                               159            152
                                                           -------        -------

                                                           $ 7,313        $ 6,052
                                                           =======        =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
    Current liabilities:
       Accounts payable                                      2,101        $ 1,751
       Other current liabilities                             1,218            945
       Current maturities of long-term liabilities             253            305
                                                           -------        -------
            Total current liabilities                        3,572          3,001

    Long-term liabilities, net of current maturities         1,243          1,323

    Stockholders' Equity:
       Common Stock, $.01 par value                             76             76
       Additional paid-in capital                            5,405          5,401
       Foreign currency translation adjustment                (168)          (184)
       Retained earnings (deficit)                          (2,815)        (3,565)
                                                           -------        -------
                                                             2,498          1,728
                                                           -------        -------
                                                           $ 7,313        $ 6,052
                                                           =======        =======

    *Condensed from audited financial statements



                  The accompanying notes are an integral part
                   of these condensed financial statements.

                           VITRONICS CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted except per share amounts)

                                   Three Months Ended     Six Months Ended
                                   ------------------    ------------------
                                   July 1,    July 2,    July 1,    July 2,
                                    1995       1994       1995       1994
                                   -------    -------    -------    -------

   Net sales                        $5,767     $3,704    $10,620    $7,288
   Cost of goods sold                3,345      2,344      6,327     4,702
                                    ------     ------    -------    ------
   Gross profit                      2,422      1,360      4,293     2,586

   Selling, general and
      administrative expenses        1,423        942      2,638     1,799
   Research & development costs        333        244        636       504
   Patent Litigation                    75         60        150        91
                                    ------     ------    -------    ------
                                     1,831      1,246      3,424     2,394
                                    ------     ------    -------    ------

   Income from operations              591        114        869       192

   Non-operating expense - net         (52)       (55)      (103)     (121)
                                    ------     ------    -------    ------

   Income before income taxes          539         59        766        71

   Income tax                           13          -         16         -
                                    ------     ------    -------    ------

   Net income                       $  526     $   59    $   750    $   71
                                    ======     ======    =======    ======

   Net earnings per
      common share

                  Primary             $.06       $.01       $.09      $.01
                                      ====       ====       ====      ====

                  Fully Diluted       $.05       $.01       $.08      $.01
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

                             VITRONICS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)


                                                     Six Months Ended
                                                    -------------------
                                                    July 1,     July 2,
                                                     1995        1994
                                                    -------     -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 750      $  71
  Adjustments to reconcile net income to net
    cash flows from operating activities:
     Depreciation and amortization                     111         89
     Provision for excess and obsolescence             155        106
     Changes in current assets and liabilities:
      Accounts receivable                             (491)      (449)
      Inventories                                     (838)       (80)
      Other current assets                              43         18
      Accounts payable                                 350        298
      Income taxes                                       -         20
Other current liabilities                              273        (68)
                                                     -----      -----

    Total adjustments                                 (397)       (66)
                                                     -----      -----

  Net cash provided by operating activities            353          5

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (17)        (9)
  Disposals of property and equipment                    -          3
  Additions\disposals of other assets                  (43)        (9)
                                                     -----      -----

  Net cash provided by (used for)
    investing activities                               (60)       (15)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                          (132)      (134)
  Issuance of common stock                               4
                                                     -----      -----
  Net cash provided by (used for)
   financing activities                               (128)      (134)

  Foreign currency translation adjustment               16         15
                                                     -----      -----

CASH:
  Net increase (decrease)                              181       (129)
  Balance, beginning of period                         671        172
                                                     -----      -----

  Balance, end of period                             $ 852      $  43
                                                     =====      =====
Supplemental disclosure of non-cash
  financing activities:
    Conversion of debt to equity                         -      $  71

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
                                        ======        ======



C. The Company is currently involved in patent litigation against a competitor, Conceptronic, Inc. The Company commenced this suit in November 1991 seeking an injunction and damages against Conceptronic for infringement of two patents owned by the Company covering certain aspects of its solder reflow systems. The trial regarding this dispute commenced on July 25, 1995 in the United States District Court in New Hampshire. The Company is unable to predict the outcome of this trial, but does not believe that an adverse decision, however unlikely in the Company's view, will have a material effect on the Company's financial condition or results of operations. The Company intends to vigorously pursue all of its legal rights and remedies in connection with this litigation, and believes that a favorable outcome may result in certain licensing opportunities for the Company which could have a positive impact on its financial condition and results of operations in the future.


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

                             VITRONICS CORPORATION
                  CALCULATION OF NET INCOME PER COMMON SHARE
           FOR THE THREE MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994

                                                 July 1, 1995
                                                 ------------
                                                             Fully
                                              Primary       Diluted
                                              -------       -------

    Net Income                                    $526           $556

    Weighted Average Shares Outstanding:

         Common Stock                        7,553,638      7,553,638

         Convertible Debentures                             2,400,000

         Warrants                              203,945        212,830

         Stock Options                         337,628        371,016
                                             ---------     ----------

         Weighted Averaged Shares            8,095,211     10,537,484
            Outstanding

    Income Per Share                              $.06           $.05

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


                             VITRONICS CORPORATION
                  CALCULATION OF NET INCOME PER COMMON SHARE
            FOR THE SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994

                                                 July 1, 1995
                                                 ------------
                                                             Fully
                                              Primary       Diluted
                                              -------       -------

    Net Income                                    $750           $810

    Weighted Average Shares Outstanding:

         Common Stock                        7,552,611      7,552,611

         Convertible Debentures                             2,400,000

         Warrants                              212,107        216,895

         Stock Options                         367,383        385,369
                                             ---------     ----------

         Weighted Averaged Shares            8,132,101     10,554,875
            Outstanding

    Income Per Share                              $.09           $.08


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


    Operating expenses for the three months ended July 1, 1995 were $1,831,000 versus $1,246,000 for the same period of 1994, an increase of 47%. Operating expenses as a percentage of sales were 32% and 34%, respectively. Operating expenses for the six months ended July 1, 1995 were $3,424,000 versus $2,394,000 for the same period in 1994, an increase of 43%. Operating expenses as a percentage of sales were 32% and 33%, for the resepctive six month periods. The increase in actual spending is a result of the higher sales volume which resulted in higher commission and marketing expenses and increased staffing levels. The Company also incurred approximately $100,000 of costs relating to the Registration Statement filed on Form S-3.

    For the second quarter of 1995, selling, general and administrative expenses as a percentage of sales were 25% versus 25% in 1994. The costs relating to the Registration Statement which are included in selling, general & administrative expenses represented 2% of sales in the second quarter and 1% of sales for the six month period. Research and development expenses as a percentage of sales for such periods were 6% in 1995, and 7% in 1994. For the six months ended July 1, 1995 selling, general and administrative expenses as a percentage of sales were 25% as compared to 25% in 1994. Research and development expenses as a percentage of sales were 6% in 1995 and 7% in 1994.


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


    Net income for the second quarter of 1995 was $526,000 compared to $59,000 for the comparable period of 1994. Net income was $.06 per primary share, and $.05 per fully diluted share. For the comparable 1994 period, net income per share was $.01. Net income for the first six months of 1995 was $750,000 compared to $71,000 for the same period in 1994. Net income for the six month period of 1995 was $.09 per primary share, and $.08 per fully diluted share. For the comparable period of 1994, net income per share was $.01.

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



                                       VITRONICS CORPORATION



Date:  August 10, 1995             By: /s/ James J. Manfield, Jr.
                                       --------------------------
                                       James J. Manfield, Jr.
                                       Chairman of the Board,
                                       Chief Executive Officer,
                                       Chief Financial Officer,
                                       and Treasurer




Date:  August 10, 1995             By: /s/ Ronald W. Lawler
                                       --------------------------
                                       Ronald W. Lawler,
                                       President and
                                       Chief Operating Officer



Date:  August 10, 1995             By: /s/ Daniel J. Sullivan
                                       --------------------------
                                       Daniel J. Sullivan,
                                       Vice President, Controller and
                                       Principal Accounting Officer