Form 10-Q
period 1995-09-30
VITRONICS CORP
filed 1995-11-13
CIK 712036

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

             (Mark One)

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1995
                                             ------------------


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______

                            __________________

                       Commission File Number:  O-13715


                             VITRONICS CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


              COMMONWEALTH OF
               MASSACHUSETTS                                   O4-2726873
       -------------------------------                    ------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)


       1 Forbes Road, Newmarket, NH                              03857
 ------------------------------------------                   -------------
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

              YES      X                           NO  ________
                   --------

     Number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1995:

                Common Stock, $.01 par value: 10,234,889 shares

                             VITRONICS CORPORATION



                                     INDEX

                                                                   Page
                                                                   ----
Part I - Financial Information:
-------------------------------

    Item 1 - Financial Statements:

       Condensed Consolidated Balance Sheets -
         September 30, 1995 (Unaudited)
         and December 31, 1994 ...................................    3

       Condensed Consolidated Statements of Operations (unaudited) -
         Three Months and Nine Months Ended September 30, 1995
         and October 1, 1994 .....................................    4

       Condensed Consolidated Statements of
         Cash Flows (unaudited) - Nine Months
         Ended September 30, 1995 and October 1, 1994 .............   5

       Notes to Condensed Consolidated Financial Statements
         (unaudited)..............................................    6

       Calculation of Net Income Per Share -
          Three Months Ended
          September 30, 1995 and October 1, 1994..................    7

       Calculation of Net Income Per Share -
          Nine Months Ended
          September 30, 1995 and October 1, 1994..................    8

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    9



    Part II - Other Information
    ---------------------------

       Items 1 through 6..........................................   11

       Signatures.................................................   12

                             VITRONICS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)


                                                       September 30,  December 31,
                                                           1995          1994
                                                        (Unaudited)       (*)
                                                        -----------   -----------
ASSETS
------
Current assets:
   Cash and cash equivalents                               $1,629         $  671
   Accounts receivable, net                                 3,717          2,723
   Inventories                                              2,866          2,094
   Other current assets                                       188            189
                                                           ------         ------
        Total current assets                                8,400          5,677

Property and equipment, net                                   195            223
Other assets                                                   62            152
                                                           ------         ------

                                                           $8,657         $6,052
                                                           ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                        $2,019         $1,751
   Other current liabilities                                1,858            945
   Current maturities of long-term liabilities                102            305
                                                           ------         ------
        Total current liabilities                           3,979          3,001

Long-term liabilities, net of current maturities              111          1,323

Stockholders' Equity:
   Common Stock, $.01 par value                               102             76
   Additional paid-in capital                               6,778          5,401
   Foreign currency translation adjustment                   (173)          (184)
   Retained earnings (deficit)                             (2,140)        (3,565)
                                                           ------         ------
                                                            4,567          1,728
                                                           ------         ------
                                                           $8,657         $6,052
                                                           ======         ======

*Condensed from audited financial statements



                  The accompanying notes are an integral part
                   of these condensed financial statements.

                             VITRONICS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (000's omitted except per share amounts)

                                Three Months Ended      Nine Months Ended
                                -------------------     ------------------
                                Sept.30,     Oct. 1,    Sept.30,    Oct. 1,
                                  1995        1994        1995       1994
                                -------      ------     -------     ------
Net sales                      $ 6,450      $ 4,698     $17,070     $11,986
Cost of goods sold               3,782        3,038      10,109       7,765
                                ------       ------      ------      ------
Gross profit                     2,668        1,660       6,961       4,221

Selling, general and
 administrative expenses         1,479        1,084       4,117       2,859
Research & development costs       342          248         978         752
Patent Litigation                  150           90         300         181
                                ------       ------      ------      ------
                                 1,971        1,422       5,395       3,792
                                ------       ------      ------      ------

Income from operations             697          238       1,566         429

Other (income) expense             (14)          (5)         89         115
                                ------       ------      ------      ------

Income before income taxes         711          243       1,477         314

Income tax                          36            -          52           -
                                ------       ------      ------      ------

Net income                     $   675      $   243     $ 1,425     $   314
                                ======       ======      ======      ======

Net income per common share

               Primary            $.07         $.03        $.17        $.04
                                  ====         ====        ====        ====

               Fully Diluted      $.06         $.03        $.14        $.04
                                  ====         ====        ====        ====

Weighted average number of
  common and common equivalent
  shares used in calculation
  of income (loss) per
  common share
               Primary           9,548        7,602       8,604       7,572
                                ======       ======      ======      ======

               Fully Diluted    10,785       10,002      10,588       9,972
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

                             VITRONICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                   Nine Months Ended
                                                   -----------------
                                                  Sept. 30,    Oct. 1,
                                                    1995        1994
                                                  ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 1,425    $ 314
  Adjustments to reconcile net income to net
   cash flows from operating activities:
    Depreciation and amortization                       128      132
    Provision for excess and obsolescence               285      142
    Changes in current assets and liabilities:
     Accounts receivable                               (994)    (506)
     Inventories                                     (1,057)    (165)
     Other current assets                                 1      (89)
     Accounts payable                                   268      595
     Income taxes                                        49       20
     Other current liabilities                          864      166
                                                    -------    -----

      Total adjustments                                (456)     295
                                                    -------    -----

  Net cash provided by operating activities             969      609

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (46)     (13)
  Disposals of property and equipment                     -        3
  Additions/disposals of other assets                    36      (11)
                                                    -------    -----

  Net cash provided by (used for)
   investing activities                                 (10)     (21)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                           (215)    (284)
  Issuance of Common Stock                              203       18
                                                    -------    -----

  Net cash provided by (used for)
   financing activities                                 (12)    (266)

  Foreign currency translation adjustment                11       46
                                                    -------    -----

CASH:
  Net increase (decrease)                               958      368
  Balance, beginning of period                          671      172
                                                    -------    -----

  Balance, end of period                            $ 1,629    $ 540
                                                    =======    =====

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
  Conversion of debt to equity                      $ 1,200    $  71


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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission (File #0-13715) on March 22, 1995 as amended on August 4, 1995, and August 8, 1995.

B. Inventories

Inventories valued at the lower of cost (determined using the first-in, first-out method) or market, net of valuation reserves of $633,000 and $367,000, respectively, were as follows (in thousands):


                                    September 30,  December 31,
                                        1995           1994
                                    -------------  ------------
             Finished goods            $  469        $  224
             Work in process            1,483           369
             Raw Materials                914         1,501
                                       ------        ------
                                        2,866         2,094
                                       ======        ======

EXHIBIT 11.1


                             VITRONICS CORPORATION
                  CALCULATION OF NET INCOME PER COMMON SHARE
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994


                                                 September 30, 1995
                                                 ------------------
                                                               Fully
                                                 Primary      Diluted
                                                 -------      -------
 Net Income                                   $  675,000  $   688,000

 Weighted Average Shares Outstanding:

      Common Stock                             8,868,820    8,868,820

      Convertible Debentures                           -    1,186,813

      Warrants                                   149,357      156,936

      Stock Options                              529,359      572,419
                                              ----------  -----------

      Weighted Averaged Shares
         Outstanding                           9,547,535   10,784,988

 Income Per Share                                 $  .07       $  .06

___________________________________________________________________________

                                                  October 1, 1994
                                                  ---------------
                                                              Fully
                                                Primary      Diluted
                                                -------      -------
 Net Income                                      $  243       $  273

 Weighted Average Shares Outstanding:

      Common Stock                            7,530,428    7,530,428

      Convertible Debentures                               2,400,000

      Warrants                                   71,806       71,806

      Stock Options                                   0            0
                                             ----------  -----------

      Weighted Averaged Shares
         Outstanding                          7,602,234   10,002,234

 Income Per Share                                $  .03       $  .03

EXHIBIT 11.2


                             VITRONICS CORPORATION
                  CALCULATION OF NET INCOME PER COMMON SHARE
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994


                                                    September 30, 1995
                                                    ------------------
                                                                  Fully
                                                     Primary     Diluted
                                                     -------     -------
 Net Income                                       $1,425,000  $ 1,498,000

 Weighted Average Shares Outstanding:

      Common Stock                                 7,991,347    7,991,347

      Convertible Debentures                               -    1,951,648

      Warrants                                       191,191      196,909

      Stock Options                                  421,375      447,719
                                                  ----------  -----------

      Weighted Averaged Shares
       Outstanding                                 8,603,913   10,587,623

 Income Per Share                                      $ .17        $ .14


________________________________________________________________________________

                                                  October 1, 1994
                                                  ---------------
                                                              Fully
                                                 Primary     Diluted
                                                 -------     -------
 Net Income                                       $  314       $  404

 Weighted Average Shares Outstanding:

      Common Stock                             7,478,253    7,478,253

      Convertible Debentures                                2,400,000

      Warrants                                    89,988       89,988

      Stock Options                                4,257        4,257
                                              ----------  -----------

      Weighted Averaged Shares
       Outstanding                             7,572,498    9,972,498

 Income Per Share                                 $  .04       $  .04

                     VITRONICS CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operation
--------------------

     Sales for the third quarter ended September 30, 1995 increased 37% to $6,450,000 from $4,698,000 for the same period of 1994. Sales for the nine months ended September 30, 1995 were $17,070,000 versus $11,986,000 for the same period in 1994, an increase of 42%. Bookings for the three months ended September 30, 1995 increased 61% to $6,446,000 from $3,999,000 for the same period in 1994. Bookings for the nine months ended September 30, 1995 were $18,515,000 versus $12,211,000 for the same period in 1994, an increase of 52%. The increase in bookings and revenue were a result of increased demand for the Company's UNITHERM(R), UNITHERM(R) II and ISOTHERM/TM/ products. The Company does not anticipate that the percentage increase in net revenue and bookings for the three and nine month periods ending September 30, 1995 are necessarily indicative of the percentage increase in net revenues to be expected for the entire fiscal year. Backlog as of September 30, 1995 was $4,034,000 versus $2,589,000 at December 31, 1994 and $2,358,000 as of October 1, 1994.

     Gross margin for the three months ended September 30, 1995 increased to 41% from 35% for the same period in 1994. For the nine month period ended September 30, 1995, the gross margin percentage was 41% versus 35% for the same period in 1994. The increase in margins is due to a significantly higher volume of sales, reduced overhead spending and reduced material costs. The Company increased its deductions/write-offs for excess and obsolete inventory to $130,000 in the third quarter of 1995, as compared to $36,000 in the third quarter of 1994, and increased its provision for inventory reserves from $367,000 at the end of 1994 to $633,000 at the end of the third quarter of 1995. Deductions and write-offs for the first nine months of 1995 were $285,000 as compared to $142,000 in 1994. Such increases are principally related to the Company's production process and product line evolution. As the Company made changes in designs and processes, certain existing inventories were rendered unusable. The Company also changed its production process as the UNITHERM(R) product evolved. This change necessitated the rework of certain inventory items and the obsolescence of other items. The Company increased its reserves for obsolescence in recognition of these events.

     Operating expenses for the three months ended September 30, 1995 were $1,971,000 versus $1,422,000 for the same period of 1994, an increase of 39%. Operating expenses as a percentage of sales were 31% and 30%, respectively. Operating expenses for the nine months ended September 30, 1995 were $5,395,000 versus $3,792,000 for the same period in 1994, an increase of 42%. Operating expenses as a percentage of sales were 32% and 32%, for the respective nine month periods. The increase in actual spending is a result of the higher sales volume which resulted in higher commission and marketing expenses and increased staffing levels. The Company also incurred costs relating to the Registration Statement filed on Form S-3 and conversion of the Subordinated Convertible Debenture of approximately $142,000 for the quarter and $242,000 for the nine months.

     For the third quarter of 1995, selling, general and administrative expenses as a percentage of sales were 23% versus 23% in 1994. Research and development expenses as a percentage of sales for such periods were 5% in 1995, and 5% in 1994. For the nine months ended September 30, 1995 selling, general and administrative expenses as a percentage of sales were 24% as compared to 24% in 1994. The costs relating to the Registration Statement which are included in selling, general and administrative expenses represented 2% of sales in the third quarter and 1% of sales for the nine month period. Research and development expenses as a percentage of sales were 6% in 1995 and 6% in 1994.

     Patent litigation costs were $150,000 for the third quarter of 1995 as compared to $90,000 for the third quarter of 1994. For the nine month period ended September 30, 1995, patent litigation costs were $300,000 as compared to $181,000 for the same period in 1994. With the conclusion of the Conceptronic trial in August 1995, the Company does not anticipate that additional costs relating to the patent defense will be significant until the time an appeal is heard.

     The Company had non-operating income, primarily interest income net, of $14,000 for the three months ended September 30, 1995 compared with non-operating income of $5,000 for the same period of 1994. During the first nine months of 1995, the Company incurred non-operating expenses, primarily interest expense net, of $89,000 compared with $115,000 for the same period of 1994. The conversion of the Subordinated Convertible Debenture in August 1995 reduced the interest expense.

     Net income for the third quarter of 1995 was $675,000 compared to $243,000 for the comparable period of 1994. Net income was $.07 per primary share, and $.06 per fully diluted share. For the comparable 1994 period, net income per share was $.03. Net income for the first nine months of 1995 was $1,425,000 compared to $314,000 for the same period in 1994. Net income for the nine month period of 1995 was $.17 per primary share, and $.14 per fully diluted share. For the comparable period of 1994, net income per share was $.04.

Liquidity and Capital Resources
-------------------------------

     The Company continues to monitor its operational spending levels very closely with the goal of cash conservation. During the first nine months of 1995, cash increased $958,000 to $1,629,000.

     During March 1995, the Company obtained a $500,000 revolving line of credit with First National Bank of Portsmouth. The Company believes this funding source, combined with its existing cash balances and anticipated cash flow from operations, will be adequate to meet its working capital requirements for the remainder of the year. To date, the Company has not utilized this line of credit.

                             VITRONICS CORPORATION

                                    PART II

                               OTHER INFORMATION


     Item 1:   Legal Proceedings

        The jury in the Company's patent infringement lawsuit against Conceptronic, Inc., issued a verdict in favor of the defendant on August 16, 1995. The Company does not expect this ruling to have a negative impact upon the Company's financial condition or results of operations. The Company has begun the appeal process with respect to the verdict and will vigorously defend its patents.

     Items 2 through 4:  Not applicable


     Item  6:

        (a).  Exhibits


                 27  Financial Data Schedule

        (b).  Reports on Form 8-K

              The Company filed a Form 8-K dated September 7, 1995 to report the following events:

               (a) the conversion of the Company's $1,200,000 Subordinated
                   Convertible Debenture into 2.4 million shares of common stock on August 11, 1995;

               (b) the resignation of Robert J. Hanks and John F. Rousseau from the Company's Board of Directors, effective August 17, 1995, in connection with the conversion of the Debenture described above; and

               (c) the decision of the jury in favor of Conceptronic, Inc., described in Item 1 above.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VITRONICS CORPORATION


Date:  November 10, 1995             By: /s/James J. Manfield, Jr.
                                        ---------------------------
                                        James J. Manfield, Jr.
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        Chief Financial Officer,
                                        and Treasurer




Date:  November 10, 1995             By: /s/Ronald W. Lawler
                                        ----------------------------
                                        Ronald W. Lawler,
                                        President and
                                        Chief Operating Officer



Date:  November 10, 1995             By: /s/ Daniel J. Sullivan
                                         ---------------------------
                                         Daniel J. Sullivan,
                                         Vice President, Controller and
                                         Principal Accounting Officer