Form 10-K
period 1995-12-31
VITRONICS CORP
filed 1996-04-01
CIK 712036

To Our Shareholders:

     Vitronics Corporation experienced record sales and earnings for the year ended December 31, 1995. We thank all our customers, stockholders, employees and vendors for their cooperation and efforts in making 1995 a very successful year. We expect to continue to enhance shareholder value by continuing the growth and profitability trend that we have experienced in the past two years.

     Our 1995 sales picture improved by 36% over 1994. Our 1995 bookings picture also improved 34% over 1994. Again, recaptured market share accounted for a significant portion of this increase. Our 1995 gross margin percentage improved to 41% from 36% in 1994. Again, controlling expenses and aggressive material cost reduction were the focus of our attention during 1995 and will continue to be in 1996.

     In late February 1996, at the Nepcon West show, a major trade show for our industry, we introduced the SELECTSeries/TM/ a new line of reflow ovens.
These new systems will offer improved functionality and performance which strengthens Vitronics' leadership position in the surface mount industry. The new family of ovens, which include MagnaTherm/TM/, AcroTherm/TM/, RadianTherm/TM/, and IsoTherm/TM/, have been designed with our expertise in modularity and will provide our customers with unequaled opportunity to match technical requirements with system size, configuration, capability and cost.

     Sales for the year ended December 31, 1995 were $23,525,000 compared to $17,346,000 for 1994, an increase of 36%. Bookings for the year ended December 31, 1995 were $23,783,000 compared to $17,802,000 for 1994 an increase of 34%.
Backlog at December 31, 1995 was $2,847,000 compared to $2,589,000 at
December 31, 1994.

     Vitronics has positioned itself to be the reflow soldering leader for the surface mount industry. We have presented many technical papers at a variety of trade shows, technical meetings and seminars during 1995. We continue to recapture market share by presenting technical information to key customers and actively working with them to improve their reflow capabilities. Our philosophy of quality and service continue to be the dominant theme that we carry forward to our customers.

     Our financial growth in 1995 was financed through internally generated funds. Our cash balance of $2,825,000 increased significantly during the year and is the direct result of collection of our receivables and continued emphasis on inventory flow into the company. We also arranged a $500,000 working capital line of credit with First National Bank of Portsmouth.

     Our Balance Sheet has improved significantly during 1995. The Subordinated Convertible Debenture of $1,200,000 was converted into 2,400,000 shares of common stock in August 1995, and 1,920,000 of the newly issued shares were immediately distributed to the public through an underwritten secondary public offering completed on August 17, 1995. Costs of $249,000 relating to the S-3 Registration Statement and conversion of the Subordinated Convertible Debenture were written off during 1995.

     Patent litigation costs of $308,000 were incurred in our patent lawsuit against Conceptronic during 1995. The jury found in favor of the defendant. We have filed an appeal and if successful, will review our options with regard to continuing the lawsuit to the next step. The process will take approximately 1-1 1/2 years.

     As we progress into the second half of the 90's, we feel confident in the direction of Vitronics. We thank all of our stockholders, employees, customers and vendors for your support and appreciate your continued support as we approach the new millennium.



James J. Manfield, Jr.                            Ronald W. Lawler
Chairman of the Board and                         President and
Chief Executive Officer                           Chief Operating Officer

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ending December 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from    to

                          Commission File No. 0-13715

                             VITRONICS CORPORATION
            (Exact name of registrant as specified in its charter)

           COMMONWEALTH OF MASSACHUSETTS                  04-2726873
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification No.)


            1 FORBES ROAD, NEWMARKET, NH                     03857
       (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (603) 659-6550

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
      Common Stock, $.01 par value              American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1996 was $23,201,692.

  Number of shares outstanding of the registrant's Common Stock, $.01 par value as of March 21, 1996: 10,311,863 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

                             VITRONICS CORPORATION

                                     PART I

Item 1.   Business

  Vitronics Corporation (the "Company") was incorporated in Massachusetts on April 21, 1981. The Company is engaged in designing, engineering, manufacturing and marketing state-of-the-art thermal processing systems for soldering surface mount devices to printed circuit boards and cleaning of the finished assembly. The Company's customers are captive and contract manufacturers of medium to high reliability printed circuit boards.


Current Products:

  The Company produces several lines of solder reflow ovens used primarily in the final step of attachment of surface mounted devices to printed circuit boards. Using similar technology, the Company has also produced systems for attaching hybrid circuits to ceramic substrates and for curing epoxies and adhesives used in bonding applications by the electronics industries.

  The solder reflow products fall into five broad categories, each available in a range of sizes and price levels to accommodate the throughput and space requirements of the circuit board manufacturer.


     --The SMR UNITHERM reflow series--high production rate, fully featured, infrared/forced convection reflow ovens.

     --The SMR IsoTherm reflow series--low to medium production rate, infrared/forced convection reflow ovens with basic features.

     --The SMD reflow series--high production rate, infrared, natural convection reflow ovens.

     --The GP/MP series--low volume, benchtop, infrared, natural convection reflow ovens.

     --The SELECTSeries--high production rate, fully featured, infrared/forced convection reflow ovens.


  In the first quarter of 1996, the Company introduced its SELECTSeries line of
surface mount reflow ovens.   Over the next six months Vitronics plans to
produce three new families of ovens. Building upon Vitronics' expertise in modularity, MagnaTherm, AcroTherm and RadianTherm have been designed to provide customers with the unequaled opportunity to match technical requirements with system size, configuration, capability and cost. Available in air, nitrogen or field-retrofittable nitrogen models, management believes the SELECTSeries will establish a new benchmark in surface mount reflow. Although Vitronics already offers the broadest choice of ovens available, these three new oven families, combined with UNITHERM and IsoTherm, will give the customer an even wider selection.


  Soldering remains the preferred method of permanently attaching hybrid and semiconductor packages, microprocessors, resistors, capacitors and other common electronic components to the surfaces of printed circuit boards. Substrate/ component assemblies treated with a coating of solder paste are placed onto the conveyer system, which transports them at a constant rate through a heated tunnel consisting of one or more individually heated and controlled zones. Heat is transferred at a precisely controlled rate to the assemblies by means of convection and radiation until the solder melts and flows between the component leads and the circuit board. Rapid cooling ensures the formation of the desired solder joints. This thermal process is also applicable to the production of a variety of electronic component packages, including ceramic hybrids, semiconductors, Ball Grid Array and glass/epoxy circuits.

  The Company's SMR series reflow soldering systems incorporate a heater and cell design with the benefits of high efficiency, forced-convection heat transfer, in addition to a background of infrared radiation. A unique feature of this cell is the individual zone exhaust which removes solder paste fumes as they are generated. Patent applications are pending worldwide covering the unique features of the SMR series reflow soldering systems. The UNITHERM version incorporates multiple heating cells both above and below the conveyor. The economical IsoTherm version, introduced in 1994, employs heater cells only above the conveyor. In both versions, product heating is accomplished with high velocity heated gas that is distributed with optimal flow uniformity across the entire heating area supported by a background of infrared emission from the heated surfaces. A second generation UNITHERM series introduced in 1994, offers advanced features including controlled exhaust heater, auto chain lubrication, variable tunnel aperture, and fume capture, for full automation. The Company continues to produce its original SMD reflow systems for selected customers and applications.

  In addition to reflow ovens, the Company markets a line of aqueous and semi-aqueous circuit board cleaners. These cleaners offer the printed circuit board industry environmentally safe, yet cost effective, cleaning methods. The semi-aqueous cleaners are designed to remove both rosin-based and water soluble organic fluxes using non-CFC (chlorofluorocarbon) biodegradable solvents for environmental safety. The systems will operate both on-line or off-line with a variable speed conveyor system facilitating the interface with any in-line soldering system. The first model, introduced by the Company in 1990, is known as the ENVIROCLEAN 3000, a semi-aqueous cleaning system which incorporates an integrated emulsion module with a decanter/separator and enhanced cleaning and drying capabilities. The Company's Aquapro product is an aqueous cleaning system designed to clean high density surface mount assemblies.


Product Applications:

  Printed Circuit Board Systems--The trend in the printed circuit board (PCB) segment of the electronics industry is the attachment of surface mount electronic components and devices to PCBs. The Company's solder reflow systems are well suited to this task because of unique forced convection/infrared heating cells and process gas management systems. The wide range of oven sizes and features helps to accommodate the satisfaction of virtually all market requirements. The Company's cleaning systems used for the removal of flux residues from finished assemblies are not harmful to the environment due to the use of non-CFC (chlorofluorocarbon) solvents. Specifically, the ENVIROCLEAN and AQUAPRO cleaning products use either semi-aqueous or aqueous cleaning technology. In both cases, the residues from the cleaning process may be disposed of in the environment with no substantial long- term harm. The aqueous cleaner uses only water or water with a small amount of common saponifier. Furthermore, the semi-aqueous terpenes are biodegradable. This is in direct contrast to previous cleaning technologies that utilize organic solvents known commonly as CFCs. CFCs are both toxic and ozone depleting.


Product Options and Enhancements:

  Nitrogen Atmosphere--This option gives an inert atmosphere with tight control of oxygen levels (below 20 parts per million), which gives the process engineer the ability to accommodate new assembly materials and processes.

  Controlled Convection/Infrared--This option allows the process engineer increased thermal stability and uniformity throughout the reflow cycle, thus increasing production yields.

  32 Loop Controller--A 32 loop proportional controller with integral and differential control has been developed and integrated into the SMD and UNITHERM series ovens. The 32 loop reduces cost on the larger ovens and adds versatility of control.

  Rail/Chain Conveyor Transport System--This option allows routine double-sided surface mount soldering without the necessity of fixturing as is necessary with standard belt conveyors. This is made possible by allowing two edges of a board to rest on pins which protrude from two moving chains that ride through adjustable rails. A key benefit of this edge rail system is the 10 to 30 percent increase in processing speed relative to the belt system.

  Enhanced Cooling--This option provides additional cooling capacity within the process tunnel to reduce both solder liquidous times and finished product temperatures for product handling requirements.


Products and Processes Under Development:

  Thermal Process Management--The Company continues to research methods and products that improve the process integrity, automation and efficiency of its thermal methodology.

  Product Range--The Company continues to broaden its product range to address even larger segments of the printed circuit market.


Research and Development:

  During the year ending December 31, 1995, the Company expended $1,363,000 or 6% of its net sales on research and development. Such expenditures were $1,010,000 or 6% of net sales in 1994 and $860,000 or 7% of net sales in 1993. All of the Company's existing products have been designed and developed by the Company or its subsidiaries.


Markets:

  The primary market for the Company's products is the electronics industry, where the systems are used in the production of printed circuit boards, ceramic hybrids, semiconductor packages, and glass/epoxy circuits. Additional applications of the Company's products within the electronics industry include: circuit board drying, BGA fabrication, epoxy curing, hybrid solder reflow, polymer curing, and thick film drying.

  Segments of the electronics industry served by the Company's products are: computers and peripheral office equipment, test and measurement equipment, telecommunications equipment, automotive electronics, consumer electronics, medical electronics, and contract assembly.


Materials:

  The Company continues to produce in-house all of its thermal source emitters and cells. The Company currently has one source for its microprocessor which is used to interface the onboard computer with the machine in the Command Control system. Management believes that this microprocessor could be produced in-house or obtained from another source. The Company has developed a new microprocessor for its IsoTherm machines. Work is currently being done to upgrade the microprocessor for use on the UNITHERM product line. This new microprocessor will enable the Company to develop an alternative source for its microprocessor. The other components being used in the assembly of systems produced by the Company are purchased from original equipment manufacturers, electronic supply firms and others. The Company has no reason to believe that it cannot continue to obtain such components, or suitable substitutes, as required.


Patents and Trademarks:

  The Company was issued a United States patent in January 1986 covering the multi-zone thermal processing systems produced by the Company. A second patent was issued in July 1986, on the source emitter panel produced by the Company. Other patents cover the process for mounting surface mount devices to printed circuit boards through the use of solder reflow, and an improved source emitter panel. The Company has also filed foreign patent applications corresponding to the foregoing United States patents where it has been deemed advisable. Several of these foreign applications have been granted. The Company believes that the patents on the ENVIROCLEAN product line and UNITHERM product line theoretically strengthen its competitive position by enhancing marketability of these product lines, and by serving as a barrier to new competitors in the field who could otherwise develop similar technology.

  With respect to the ENVIROCLEAN product line, the Company utilizes semi-aqueous cleaning agents known as hydrocarbons. These compounds have a low flash point which may create a hazard with hot circuit boards. The Company has a patent on a fire-retardant system and on various interlock systems which reduce the risk of fire/heat damage and enable safer utilization of the hydrocarbons in the Company's cleaning systems. The Company also has a patent on a unique
oscillating spray nozzle system that is devised for the water systems.   The
Company has three issued U.S. Patents and several pending applications worldwide covering various aspects of the semi-aqueous and aqueous cleaning systems.

  With respect to the UNITHERM product line, the patents cover both the heater
technology and the individual zone exhausts.   The Company has an issued U.S.
Patent, as well as additional pending patent applications in the U.S. and worldwide, covering its UNITHERM product line.

  The Company at present does not license any of its technology to any competitors or other non-affiliated entities.

  The Company has U.S. and foreign trademark registrations for the trademark VITRONICS, as well as a U.S. trademark registration for the VITRONICS LOGO, UNITHERM and ENVIROCLEAN. The Company also uses unregistered trademarks for IsoTherm, VITROSENSE, Natural Convection/Infrared, Controlled
Convection/Infrared, VITRO-FOIL, VITRO-CLEAN, AcroTherm, RadianTherm, MagnaTherm, Tops, Polar Cooling and SELECTSeries.


Customers and Marketing:

  The Company is involved in surface mount solder reflow with its patented convection/infrared thermal technology. The Company has systems operating successfully in most of the major contract and captive electronics companies throughout the world. Such customers include:

Allied-Signal                  GM (Delco Div.)             Raytheon
AT&T                           GTE                         SCI Systems
Avex Electronics               Hughes Aircraft             Scientific Atlanta
Bose                           IBM                         TRW
Chrysler                       Intergraph                  US Assemblies
Compaq                         Lockheed Martin             Varian
Cray Research                  Motorola                    Xerox
DuPont                         Northern Telecom            Zenith
General Electric               Qualcomm

International customers of the Company include:

Compaq                         Lucas                      Phillips
L.M. Ericsson                  Mitsubishi                 Rank Xerox
Fujitsu                        Motorola                   Samsung
General Motors                 NEC                        Siemens
Goldstar                       Olivetti                   Texas Instruments
Hitachi                        Olympus                    Toshiba

  The Company's marketing and sales program includes: paid advertising, new product announcements in industrial and commercial publications, direct mail campaigns, technical articles, trade show exhibits, personal contacts and trained sales representatives in the U.S., Canada, Southeast Asia, Europe, South America, India and Israel.

  The Company has 10 persons employed in its sales and marketing department, including one person in both the West Coast and Central Regions, and two persons in its U.K. direct sales organization. The Company also utilizes 22 independent sales representative organizations located in the United States and Canada, and 25 independent distributor organizations overseas.

  During 1995, one of the Company's customers accounted for 12% of net sales ($2,886,000) while another customer accounted for 10% ($2,451,000). During 1994, one of the Company's customers accounted for 15% of net sales ($2,544,000). None of the Company's customers accounted for 10% or more of its net sales in 1993. The Company has no contracts that are subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government agency or unit. The Company's business is not seasonal in any material respect.

  OEM Supply Relationships--The Company has formed supply relationships with a number of "Pick and Place" original equipment manufacturers. "Pick and place" is the term used to describe the automated technology used to place components on PCBs prior to attachment and soldering. In each of these relationships, the Company's solder reflow systems are purchased by the OEM and resold as a package with pick and place equipment as part of an in-line assembly system.


Backlog:

  On December 31, 1995, the Company had purchase orders reflecting a backlog of $2,847,000 as compared to a December 31, 1994 backlog of $2,589,000. The backlog has increased as a result of the increased bookings activity seen during the year. All of the backlog at December 31, 1995 is expected to be shipped within the next six months. At present, most of its customers pay the Company within 40 to 60 days of billing.


Competition:

  Solder Reflow Systems--Both domestically and internationally, the Company confronts competition from three primary competitors in the solder reflow systems market. In addition, there are three lesser competitors selling systems primarily in the United States' domestic market. In Europe, the Company competes with companies based in Germany, France and the United Kingdom. The Japanese market is dominated by three Japanese manufacturers that have focused almost exclusively on that market. Asia (excluding Japan) has a mix of competitors, none of which have significant market share on a worldwide basis. Management of the Company believes that product performance, reliability and cost of operation are the chief competitive factors in the market for solder reflow products. The Company believes that its UNITHERM product line permits the Company to retain a substantial market share in the solder reflow marketplace.

  The Company's solder reflow systems may also face competition from the development of electrically conductive adhesives designed to eliminate the need to solder components to PCBs. At this point in the development of conductive adhesives, management believes that even if the adhesives are technologically successful, they will require heat treatment or curing, and therefore they will continue to represent a market for the Company's solder reflow technology. The potential impact on the Company's semi-aqueous system business is uncertain, and this business could be jeopardized.

  Semi-Aqueous Cleaning Systems--The Company is in strong competition with three primary competitors that manufacture semi-aqueous cleaning systems. Competition is based on both price and performance consideration. Due to the relatively large base of potential customers who have previously purchased the Company's solder reflow systems, and the fact that the Company's semi-aqueous system was the first such system to gain market acceptance, the Company believes it is favorably positioned to take advantage of any potential rise in demand for environmentally friendly semi-aqueous cleaning systems.

  The Company's semi-aqueous cleaning technology, unlike the technology employed by its three main competitors, utilizes a spray technique as opposed to an immersion process. The Company believes that its spray technique is more advanced and also gives the Company a cost advantage over its competitors.

  The Company's semi-aqueous cleaning systems, which have been fully developed, also face competition from the growing acceptance and utilization of "no clean" solder pastes which produce minimal flux residue, thus reducing and potentially eliminating the need for post-assembly PCB cleaning, and the emergence of electrically-conductive adhesives. There can be no assurance that the technology necessary to make and effectively use "no clean" solder pastes which meet high reliability standards will not be developed. In this event, the market for semi-aqueous cleaning systems could be substantially reduced.


Environmental Compliance:

  Due to the nature of the Company's products, it has not been materially affected by environmental laws. Management does not expect its capital expenditures, earnings or competitive position to be materially affected in the future.


Employees:

  As of December 31, 1995, the Company employed 128 full-time persons.


Financial Information About Foreign and Domestic Operations and Export Sales:

  During the year ended December 31, 1995, approximately $11,902,000 or 51% of the Company's sales were foreign sales, primarily to European and Southeast Asian companies. During the year ending December 31, 1994, approximately $7,912,000 or 46% of the Company's sales were foreign sales, and $7,436,000 or 58% for the year ending December 31, 1993, were foreign sales. Other information concerning foreign sales for the last three fiscal years is presented in Note L to the Consolidated Financial Statements.


Item 2.   Properties

  The executive offices and principal place of business of the Company are located at 1 Forbes Road, Newmarket Industrial Park, Newmarket, New Hampshire. The Company leases two buildings, one 23,990 square foot facility for administration and manufacturing, and one 9,400 square foot facility used exclusively as a stockroom. The 23,990 square foot facility has a lease which expires in February 1999, and the 9,400 square foot facility has a lease which expires in January 1997. The Company has the option to purchase the 23,990 square foot property at the end of the lease period for $1,100,000. The interior layout and leasehold improvements to the 23,990 square foot facility were constructed to the Company's specifications for its use of the facilities.

  The Company's wholly-owned subsidiary, Vitronics Europe Limited ("VEL"), leases a 15,000 square foot manufacturing and distribution facility in Plymouth, England. This lease expires in December 1998.

  The Company believes that its current facilities are adequate for 1996 operations.

Item 3.   Legal Proceedings

  The Company is currently involved in a patent litigation suit against a competitor, Conceptronic, Inc. The Company commenced the suit in November 1991, seeking an injunction and damages against Conceptronic for infringement of an apparatus patent and a method patent, both of which are owned by the Company and cover certain aspects of its solder reflow systems. The trial regarding this dispute commenced on July 25, 1995 in the United States District Court for the District of New Hampshire. On August 16, 1995, the Court directed a verdict of non-infringement in favor of Conceptronic on the method patent, while the jury rendered a verdict of non-infringement in favor of Conceptronic on the apparatus patent. The Company does not expect the jury's verdict to have a negative impact upon the Company's financial condition or results of operations. The Company has appealed the directed verdict on the method patent. The Company is unable to predict the outcome of this appeal process, but does not believe that an adverse decision, however unlikely in the Company's view, will have a material effect on the Company's financial condition or results of operation. The Company intends to pursue all of its legal rights and remedies in connection with this litigation, and believes that a favorable outcome may result in certain licensing opportunities for the Company which could have a positive impact on its financial condition and results of operations in the future.


Item 4.   Submissions of Matters to a Vote of Security Holders

  During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.



                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock is traded on the American Stock Exchange under the trading symbol VTC. As of December 31, 1995, there were 10,311,863 shares of common stock issued and outstanding held by 657 stockholders of record.

  The following table presents high and low sales prices for the Company's Common Stock for each fiscal quarter within the fiscal years ending December 31, 1995 and 1994.

                                                                    Common Stock
                   --------------------------------------------------------------------------------------------------------------
                          1st Quarter                  2nd Quarter                 3rd Quarter                 4th Quarter
                   --------------------------  ---------------------------  -------------------------  ---------------------------
                       High          Low           High           Low           High          Low          High           Low
                   ------------  ------------  -------------  ------------  ------------  -----------  -------------  ------------
   1994              1 3/16          5/8           15/16          5/8            1             5/8         1 13/16         11/16

   1995              2 3/16        1 5/16        1 11/16        1 3/16         3 7/16        1 1/2           3            2 3/16

  As of March 21, 1996, the closing price for the Company's Common Stock was 2 1/4. Dividends are payable only when, and if, declared by the Board of Directors from funds legally available and are dependent upon earnings, the general financial status of the Company, and various other factors. The Company has paid no dividends on its Common Stock and has no intention of doing so in the near future.

Item 6.   Selected Financial Data

                                                 1995     1994      1993      1992      1991
                                                -------  -------  --------  --------  --------
                                                (Dollars in thousands except share amounts)
OPERATING DATA - YEAR  ENDED
    DECEMBER 31
Net sales                                       $23,525  $17,346  $12,778   $12,373   $14,312
Income (loss) from continuing operations          2,775      602   (1,357)   (2,965)   (2,252)
Income (loss) per common share:
     Primary                                        .30      .08     (.18)     (.70)     (.57)
     Fully diluted                                  .27      .07     (.18)     (.70)     (.57)
Backlog                                           2,847    2,589    2,133     3,018     1,282
Weighted average number of common shares
outstanding:
     Primary                                      9,168    7,739    7,379     4,216     3,929
     Fully diluted                               10,688   10,190    7,379     4,216     3,929
BALANCE SHEET DATA AT DECEMBER 31
Working capital                                 $ 5,505  $ 2,676  $ 2,096   $ 1,729   $ 2,635
Total assets                                     10,246    6,052    4,796     6,755     9,620
Long-term liabilities                               246    1,323    1,605        54       124
Stockholders' equity                              5,904    1,728      999     2,382     4,265

No dividends have been paid or declared by the Company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

  The following table provides percentage comparisons of the components of net income (loss) as presented in the Consolidated Statements of Operations included elsewhere herein for the last three fiscal years.

                                            % of Net Sales           % Increase (Decrease)
                                     ----------------------------  --------------------------
                                      Years Ending December 31,        1995          1994
                                     ----------------------------  Compared to   Compared to
                                       1995      1994      1993        1994          1993
                                     --------  --------  --------  ------------  ------------
Net Sales                                100%      100%      100%       36%           36%
Gross Profit                              41        36        28        53            76
Selling, General & Administrative         23        23        26        36            22
Research & Development                     6         6         7        35            17
Non-Recurring Charges                      -         -         3         -             -
Patent Litigation                          1         2         1        (7)          160

  Sales were $23,525,000 in 1995, an increase of 36% from $17,346,000 in 1994, and $12,778,000 in 1993.  Bookings for 1995 increased 34% to $23,783,000 from
$17,802,000 in 1994. Bookings for 1993 were $11,893,000. The Company's backlog was $2,847,000 at December 31, 1995 versus $2,589,000 at December 31, 1994. The increase was a result of a turnaround in the electronics industry, an increased demand for the Company's products, and a recapture of market share lost in 1991 through 1993. During 1994, sales of semi-aqueous cleaners were very slow, while sales of aqueous cleaners had slightly more activity. Despite the total elimination of CFC production in 1995, the expected increased revenue from these products has not yet materialized as expected and there can be no assurance that these revenues will materialize.

  Revenues from Asia decreased in 1994 by approximately $1 million, as compared to 1993, due principally to the introduction of the UNITHERM product in Asia in the first quarter of 1993. The product was scheduled for introduction in 1992, and the resulting delay led to higher sales in 1993.

  In 1995, gross profit percentage increased to 41% from 36% in 1994, primarily due to significantly higher volume of sales, decreased material costs and increased labor productivity, which was partially offset by increased discounting. Steps were taken in the fourth quarter of 1993 to consolidate manufacturing operations into one building in New Hampshire. This resulted in substantial savings in 1994. Gross profit percentage in 1993 was 28%. The Company increased its inventory reserves from $367,000 at the end of 1994 to $760,000 at the end of 1995. Such increases were principally related to the Company's production process and product line changes. As the Company made changes in designs and processes, certain existing inventories were affected. This change necessitated the rework of certain inventory items and the obsolescence of other items. The Company increased its reserves for obsolescence in recognition of these events.

  Selling, general and administrative expenses increased in 1995 to $5,525,000 from $4,072,000 in 1994, an increase of 36%. However, as a percentage of sales, selling, general administrative expenses remained at 23% in 1995 from 23% in 1994. Selling, general and administrative expenses were $3,338,000, or 26% of net sales in 1993. The increase in actual spending is partially a result of the increased sales volume which resulted in higher commission and marketing expenses and increased staffing levels. The Company also incurred costs of approximately $249,000 relating to the Registration Statement filed on Form S-3 and conversion of the Subordinated Convertible Debenture. The Company also incurred approximately $109,000 of due diligence expenses relating to a potential acquisition. After completion of the due diligence, the Board of Directors decided not to pursue this acquisition. The Company incurred advertising costs of $219,000 in 1995, $176,000 in 1994, and $147,000 in 1993.

  Research and development expenses increased 35% to $1,363,000 in 1995 from $1,010,000 in 1994. The increase was a result of increased headcount as the Company accelerated the introduction of new products and enhanced features during the year. Research and development expenses were $860,000 in 1993.

  In 1993, the Company incurred $420,000 of non-recurring charges. The Company wrote off restructuring charges of $290,000 relating to the consolidation of manufacturing from two buildings into one building and the payment of severance costs. The Company wrote off $130,000 of goodwill relating to the Gram Corporation acquisition in 1988. During 1993 the Company's revenues from the product line were diminishing and as such the asset had no value. Revenues from the Gram product line were approximately $1,700,000 in 1992 and had decreased to approximately $500,000 in 1993. The Company also believed that future sales of this product would continue to decrease. The Company also wrote off $90,000 relating to a prior year foreign tax credit which was determined to be unrealizable by the Company. This credit was for the Company's United Kingdom subsidiary, which had losses in 1991, 1992 and 1993.

  Costs relating to the Company's patent infringement lawsuit against Conceptronic were $308,000 for 1995, $330,000 for 1994, and $127,000 for 1993.
With the conclusion of the Conceptronic trial in August 1995, and a verdict rendered for the defendant, the Company does not anticipate that additional costs relating to the appeal process will be significant until such time as an appeal may be granted, which will be approximately 1 - 1 1/2 years from the date the appeal was filed.

  The Company had net non-operating expenses of $132,000 in 1995 compared to $171,000 in 1994 and $105,000 for 1993. The Company, as part of a planned program to generate cash, sold a number of its demo machines, in either inventory or fixed assets, and realized a gain of $85,000 in 1994, versus $42,000 in 1993. The Company also incurred $39,000 of cash discounts in 1995 versus $61,000 in 1994, and $86,000 in 1993. The Company incurred interest expense of $118,000 in 1995 compared to $189,000 in 1994 and $114,000 in 1993.
The decrease in 1995 is primarily attributable to the conversion of the Subordinated Convertible Debenture in August 1995. The Company had interest income of $58,000 in 1995 compared to $10,000 in 1994 and $6,000 in 1993. This increase was a result of the Company's higher cash balances during 1995 versus 1994 and 1993.

  The Company had a net tax benefit during 1995 of $573,000 as compared to tax expense of $25,000 and $37,000 during 1994 and 1993, respectively. The tax benefit was a result of a change in the Company's valuation allowance reserve, after current year utilization, of $723,000. This tax benefit was offset by current year tax payable of $150,000. The Company reduced its valuation allowance reserve because it is more likely than not that their favorable tax attributes will be realized.


Liquidity and Capital Resources:

  During the last three fiscal years, the Company has financed its operations with internally generated funds, capital leases and a $1,200,000 Subordinated Convertible Loan in 1993. The Subordinated Convertible Debenture was converted into 2,400,000 shares of common stock in August 1995. In addition, during January 1994, the Company pledged receivables and received a $350,000 loan from New England Growth Fund I, L.P. This loan was repaid in full on March 31, 1994. During 1995, cash increased by $2,154,000 as a result of the improved operation of the Company. In 1994, cash increased by $499,000 as a result of the improved operation of the Company. During 1994, the Company reduced its long-term debt by approximately $447,000. During 1993, cash decreased by $1,084,000 as the Company paid off its bank loan by approximately $684,000 and reduced its accrued liabilities by $600,000. During 1995 and 1993, there were no short-term borrowings.

  The Company has reviewed its capital spending budget for 1996 and expects to finance its 1996 capital equipment acquisitions through lease financing. The Company continues to monitor its operational spending levels very closely in order to conserve cash. In March 1995, the Company obtained a $500,000 revolving line of credit with First National Bank of Portsmouth. To date, the
Company has not utilized this line of credit.   The Company believes that its
current cash balances and cash from operations will be adequate to meet the Company's working capital requirements during the next year.

  On February 8, 1996, the Company announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 500,000 shares. Depending on business conditions, stock market conditions, price per share and other factors, the Company will repurchase shares in open market transactions. If the Company were to repurchase the entire 500,000 shares at current prices per share, the cost of the repurchase could be $1,250,000 and would be funded through the Company's cash balances. As of March 21, 1996, the Company has not repurchased any shares.


Item 8.   Financial Statements and Supplementary Data

The Company's financial statements, together with the reports of the Company's independent auditors, Coopers & Lybrand L.L.P., are contained on pages 16 through 33 of the 1995 Form 10-K.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

  The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1996.


Item 11.   Executive Compensation

  The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1996.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

  The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1996.


Item 13.   Certain Relationships and Related Transactions

  The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 1996.


                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                      Page No.
                                                                      --------
(a.)   1.  The following consolidated financial statements are
            filed as part of this report:

           Report of Coopers & Lybrand L.L.P., Independent Auditors,
            dated February 22, 1996                                      16

           Consolidated Balance Sheets at December 31, 1995 and 1994     17

           Consolidated Statements of Operations for each of the
            three years in the period ended December 31, 1995            18

           Consolidated Statements of Stockholders' Equity for each
            of the three years in the period ended December 31, 1995     19

           Consolidated Statements of Cash Flow for each of the
            three years in the period ended December 31, 1995            20

           Notes to Consolidated Financial Statements for each of
            the three years in the period ended December 31, 1995        21

       2.  THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS FILED WITH THIS REPORT:

           Schedule II-Valuation and Qualifying Accounts

              All other schedules have been omitted because they are not applicable, not required under the instructions, or the information is contained in the financial statements or the notes thereto.


       3. THE FOLLOWING EXHIBITS REQUIRED BY ITEM 601 REGULATION S-K ARE FILED WITH THIS REPORT:

                                                 Exhibit Index                                                          Page No.
                                                 -------------                                                          --------
  3.1   Articles of Organization, as amended to date (1)
  3.2   By-Laws, as amended to date (11)
  4.1   Specimen Common Stock Certificate (2)
*10.1   Incentive Stock Option Plan of 1983 (3)
*10.2   Incentive Stock Option Plan of 1983-II (3)
*10.3   Form of Incentive Stock Option Agreement for 1983 Plan and the 1983-II Plan (3)
 10.4   Lease of Real Property from Susan J. Conway, Trustee of Forbes Realty Trust (2)
*10.5   1987 Stock Option Plan (5)
 10.6   Form of Non-Qualified Stock Option Agreement (5)
 10.7   Building Agreement and Lease of Premises at Bush Park, Estover, Plymouth from The Counsel of the City of Plymouth (5)
 10.8   Lloyd's Bank Loan Agreement (5)
 10.9   Department of Trade and Industry Grant (5)
 10.10  Lease of Real Property from Susan J. Conway, Trustee of Afton Realty Trust (6)
*10.11  Lease Amendments of Real Property from Susan J. Conway, Trustee of Forbes Realty Trust (7)
*10.12  Employment Agreement with James J. Manfield, Jr. (9) (As Amended)                                               35
*10.13  Employment Agreement with Albert J. Chanasyk (9)
 10.14  Employment Agreement by and between Peter D. Spilling and Vitronics Europe Limited (8)
*10.15  Employment Agreement with Ronald W. Lawler (10) (As Amended)                                                    38
 10.16  Amendment to Lease between Forbes Realty Trust and Vitronics Corporation (11)
 10.17  $350,000 Demand Promissory Note of the Company issued to NEGF dated January 13, 1994 (11)
 10.18  Loan Agreement between the Company and NEGF dated January 13, 1994 (11)
 10.19  Security Agreement between the Company and NEGF dated January 13, 1994 (11)
*10.20  1995 Key Employees Stock Option Plan (12)
 10.21  Business Loan Agreement between the Company and First National Bank of Portsmouth dated
         March 22, 1995 (13)
 10.22  Promissory Note of the Company to First National Bank of Portsmouth dated March 22, 1995 (13)
 10.23  Commercial Security Agreement between the Company and First National Bank of Portsmouth dated March 22, 1995 (13)
 11.1   Calculation of Net Income Per Common Share                                                                      33
 21.1   Subsidiaries of the registrant                                                                                  34
 23.1   Consent of Coopers & Lybrand L.L.P.
 99.1   Directors and Officers Liability Policy and Company reimbursement (4)
 99.2   Complaint regarding Conceptronic Patent Litigation (9)

                                       Exhibit Index                                                                    Page No.
                                       -------------                                                                    --------
 99.3  Conceptronic's response to the Complaint (9)
 99.4  Conceptronic's Counterclaim (9)
 99.5  Vitronics' response to Conceptronic's Counterclaim (9)
 99.6  Order of the United States District Court concerning Conceptronic Patent Litigation (8)
 99.7  Correspondence concerning the Vitronics Europe Limited lease (8)
 99.8  Conceptronic's Counterclaim Summary Judgment (11)
 99.9  Jury verdict in favor of Conceptronic Inc. (14)

(1) Articles of Amendment filed on August 17, 1987 are hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on March 31, 1988. The balance of Exhibit 3.1 is hereby incorporated by reference from Exhibits to Amendment No. 1 to Form S-18 Registration Statement (File No. 2-90042) filed by the Company with the Securities and Exchange Commission on August 1, 1984.
(2) Exhibits 4.1 and 10.4 are incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 2-90042) filed by the Company with the Securities and Exchange Commission on April 1, 1985.
(3) Exhibits 10.1, 10.2 and 10.3 are hereby incorporated by reference from Exhibits to Form S-18 Registration Statement (File No. 2-90042) filed by the Company with the Securities and Exchange Commission on March 20, 1984.
(4) Exhibit 99.1 is hereby incorporated by reference from Exhibits to Post-Effective Amendment No. 1 to Form S-18 Registration Statement (File No. 2-90042) filed by the Company with the Securities and Exchange
       Commission on May 10, 1985.
(5) Exhibits 10.5, 10.6, 10.7, 10.8 and 10.9 are hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with Securities and Exchange Commission on March 31, 1988.
(6) Exhibit 10.10 is hereby incorporated by reference from Exhibits to Annual Reports on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on March 24, 1989.
(7) Exhibit 10.11 is hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on April 2, 1990.
(8) Exhibits 10.14, 99.6 and 99.7 are hereby incorporated by reference to Exhibits to Form S-2 Registration Statement (File No. 33-50928) filed by the Company with the Securities and Exchange Commission on August 17, 1992.
(9)    Exhibits 10.12, 10.13, 99.2, 99.3, 99.4 and 99.5 are hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on March 27, 1992.
(10) Exhibit 10.15 is hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on March 26, 1993.
(11)   Exhibits 3.2, 10.16, 10.17, 10.18, 10.19 and 99.8 are hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on April 13, 1994.
(12) Exhibit 10.20 is hereby incorporated by reference to the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders dated April 3, 1995.
(13) Exhibits 10.21, 10.22, 10.23 are hereby incorporated by reference from Exhibits to Quarterly Report on Form 10-Q (File No. 0-13715) for the quarterly period ended April 1, 1995.
(14) Exhibit 99.9 is hereby incorporated by reference from Exhibits to the Company's Form 8-K dated August 11, 1995.

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

                                   (REGISTRANT) VITRONICS CORPORATION

Date:      March 25, 1996          By:   /S/  JAMES J. MANFIELD, JR.
                                      ---------------------------------
                                              JAMES J. MANFIELD, JR.
                                            Chairman of  the Board and
                                              Chief Executive Officer


Date:      March 25, 1996           By:  /S/  RONALD W. LAWLER
                                       ---------------------------------
                                              RONALD W. LAWLER
                                     President and Chief Operating Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      March 25, 1996          By:   /S/  JAMES J. MANFIELD, JR.
                                      ----------------------------------
                                              JAMES J. MANFIELD, JR.
                                            Chairman of the Board and
                                              Chief Executive Officer
                                      Chief Financial Officer and Treasurer

Date:      March 25, 1996           By:  /S/   DANIEL J. SULLIVAN
                                       ---------------------------------
                                               DANIEL J. SULLIVAN
                                       Vice President, Corporate Controller
                                         and Principal Accounting Officer


            Signatures                                   Date
            ----------                                   -----


 /S/  JAMES J. MANFIELD, JR.                        March 25, 1996
- ----------------------------------
      JAMES J. MANFIELD, JR.


 /S/  RONALD W. LAWLER                              March 25, 1996
- ----------------------------------
      RONALD W. LAWLER


 /S/  DR. ALLEN H. KEOUGH                           March 25, 1996
- ----------------------------------
      DR. ALLEN H. KEOUGH


 /S/  DAVID R.A. STEADMAN                           March 25, 1996
- ----------------------------------
      DAVID R.A. STEADMAN


 /S/  JAMES R. KANELY                               March 25, 1996
- ----------------------------------
      JAMES R. KANELY

[LETTERHEAD OF COOPERS & LYBRAND]






                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Vitronics Corporation and Subsidiary:


We have audited the consolidated financial statements and the financial statement schedule of Vitronics Corporation and Subsidiary listed in Items 14(a)(1) and (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitronics Corporation and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                               /s/ Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 22, 1996

                      VITRONICS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except share amounts)

                                                      December 31
                                                   ------------------

                 ASSETS                              1995      1994
                                                   --------  --------
CURRENT ASSETS:
    Cash and cash equivalents                      $ 2,825   $   671
    Accounts receivable - less allowance for
       doubtful accounts of $128 and $100            3,384     2,723
    Inventories                                      2,650     2,094
    Deferred taxes                                     548        --
    Other current assets                               194       189
                                                  ---------  --------
          TOTAL CURRENT ASSETS                       9,601     5,677


PROPERTY AND EQUIPMENT                                 402       223
DEFERRED TAXES                                         175        --
OTHER ASSETS                                            68       152
                                                  ---------  --------
                                                   $10,246   $ 6,052
                                                  ========= =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                               $ 1,978   $ 1,751
    Income taxes payable                                69        --
    Other current liabilities                        1,899       945
    Current maturities of long-term liabilities        150       305
                                                  ---------  --------
         TOTAL CURRENT LIABILITIES                   4,096     3,001
                                                  ---------  --------

LONG TERM LIABILITIES - net of current maturities      246     1,323

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Common Stock, $.01 par value:
     Authorized 20,000,000 shares; issued and
     outstanding 10,311,863 and 7,550,538              103        76
Additional paid-in capital                           6,793     5,401
Foreign currency translation adjustment               (202)     (184)
Accumulated deficit                                   (790)   (3,565)
                                                  ---------  --------

                                                     5,904     1,728
                                                  ---------  --------

                                                   $10,246   $ 6,052
                                                  ========= =========

The accompanying notes are an integral part of the consolidated financial statements.

                     VITRONICS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except share amounts)

                                                                        Year Ended December 31
                                                                        ----------------------
                                                                    1995            1994         1993
                                                                    ----            ----         ----
Net sales                                                       $   23,525      $    17,346  $   12,778
Costs of goods sold                                                 13,995           11,136       9,248
                                                                ----------       ----------  ----------
     Gross profit                                                    9,530            6,210       3,530
                                                                ----------       ----------  ----------

Selling, general and administrative                                  5,525            4,072       3,338
 expenses
Research and development costs                                       1,363            1,010         860
Non-recurring charges                                                   --               --         429
Patent litigation                                                      308              330         127
                                                                ----------       ----------  ----------
                                                                     7,196            5,412       4,745
                                                                ----------       ----------  ----------
Income (loss) from operations                                        2,334              798       1,215

Non-operating expense - net                                            132              171         105
                                                                ----------       ----------  ----------
Income (loss) before taxes                                           2,202              627      (1,320)

Income taxes (credit)                                                 (573)              25          37
                                                                ----------       ----------  ----------
Net income (loss)                                               $    2,775       $      602  $   (1,357)
                                                                ==========       ==========  ==========

Income (loss) per common share:
     Primary                                                    $      .30       $      .08  $     (.18)
                                                                ==========       ==========  ==========
     Fully diluted                                              $      .27       $      .07  $     (.18)
                                                                ==========       ==========  ==========
Weighted average number of common and common equivalent
shares used in calculation of earnings per common share:
     Primary                                                     9,168,000        7,739,000   7,379,000
                                                                ==========       ==========  ==========
     Fully diluted                                              10,688,000       10,190,000   7,379,000
                                                                ==========       ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                      VITRONICS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                      Foreign
                                                  Common Stock         Additional     currency
                                                                         paid-in    translation   Retained
                                               Shares          Amount    capital     adjustment   earnings   Total
                                               ------          ------  -----------  ------------  ---------  --------
Balances, Dec 31, 1992                        7,378,538          $ 74      $5,329         $(211)   $(2,810)  $ 2,382

Foreign currency translation
 adjustment                                           --           --          --            (8)        --        (8)

Additional cost related to rights
 offering                                             --           --         (18)           --         --       (18)

Net loss                                              --           --          --            --     (1,357)   (1,357)
                                            ------------------------------------------------------------------------

Balances, December 31, 1993                    7,378,538           74       5,311          (219)    (4,167)      999

Exercise of stock options                         30,000            1          20            --         --        21

Conversion of debt to equity                     142,000            1          70            --         --        71

Foreign currency translation
 adjustment                                           --           --          --            35         --        35

Net income                                            --           --          --            --        602       602
                                            ------------------------------------------------------------------------

Balances, December 31, 1994                    7,550,538         $ 76      $5,401         $(184)   $(3,565)  $ 1,728

Exercise of stock options                         15,100           --          11            --         --        11

Conversion of Debenture (see note F)           2,400,000           24       1,176            --         --     1,200

Foreign  currency translation
 adjustment                                           --           --          --           (18)        --       (18)

Exercise of stock warrants                       346,225            3         205            --         --       208

Net income                                            --           --          --            --      2,775     2,775
                                            ------------------------------------------------------------------------

                                              10,311,863         $103      $6,793         $(202)   $  (790)  $ 5,904
                                             =======================================================================

The accompanying notes are an integral part of the consolidated statements.

                      VITRONICS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                             Year Ended December 31
                                          ----------------------------
                                            1995      1994       1993
                                          -------   -------    -------
Cash Flow From Operating Activities:
Net income(loss)                          $ 2,775   $   602    $(1,357)
                                          -------   -------    -------
Adjustments to reconcile net loss to
 net cash provided by (used for)
 operating activities:
   Depreciation and amortization              282       192        279
   Gain on sale of assets                      --        --        (42)
   Provision for excess and obsolescence      565       297         48
   Provision for bad debts                     59         1         12
   Writedown of non-current marketable
    equity securities                          --        --        130
Changes in current assets and
 liabilities:
   Accounts receivable                       (720)   (1,028)       282
   Inventories                             (1,121)     (232)        49
   Other current assets                        (5)       52         96
   Accounts payable                           227       725        (90)
   Income taxes                                69        20        189
   Deferred taxes                            (723)       --         --
   Other current liabilities                  954       249       (614)
                                          -------   -------    -------
 Total adjustments                           (413)      276        339
                                          -------   -------    -------
Net cash provided by (used for)
 operating activities                       2,362       878     (1,018)
                                          -------   -------    -------

Cash Flows From Investing Activities:
Additions to property and equipment          (115)      (32)       (65)
Disposals of property and equipment             6         2         74
Additions to other assets                     (68)      (29)      (177)
                                          -------   -------    -------
Net cash (used for) investing activities     (177)      (59)      (168)
                                          -------   -------    -------

Cash Flows From Financing Activities:
Long-term borrowing                            --        --      1,200
Issuance of common stock                      219        21         --
Principal payments under long-term debt
 and capital lease obligations               (232)     (376)    (1,072)
Rights offering                                --        --        (18)
                                          -------   -------    -------
Net cash provided by (used for)
 financing activities                         (13)     (355)       110

Foreign currency translation adjustment       (18)       35         (8)
                                          -------   -------    -------

Cash and Cash Equivalents:
Net increase (decrease)                     2,154       499     (1,084)
Balance, beginning of year                    671       172      1,256
                                          -------   -------    -------
Balance, end of year                      $ 2,825   $   671    $   172
                                          =======   =======    =======

Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
Conversion of debt to equity              $ 1,200   $    71         --
Capital lease obligations                     200        --         --

Supplemental Disclosures of Cash Flow
 Information:

Cash paid during the periods for:
  Interest                                $   118   $   189    $   114
  Income taxes                                 97        25         37

The accompanying notes are an integral part of the consolidated financial statements.

                      VITRONICS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Years Ended December 31, 1995


A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company is engaged in designing, engineering, manufacturing and marketing state-of-the-art thermal processing systems for soldering surface mount devices to printed circuit boards and cleaning of the finished assembly. The Company's customers are captive and contract manufacturers of medium to high reliability printed circuit boards. The primary market for the Company's products is the electronics industry, where the systems are used in the production of printed circuit boards, ceramic hybrid semiconductor packages and glass/epoxy circuits. Segments of the electronics industry served by the Company's products are: computer and peripheral office equipment, test and measurement equipment, telecommunications equipment, medical electronics and contract assembly. The Company sells and markets its products on a worldwide basis, with approximately 50% of its revenue being to foreign countries, primarily Europe and Southeast
Asia.   The significant accounting policies employed are as follows:


  Principles of Consolidation--

   The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Vitronics Europe Ltd., located in the United Kingdom. All significant intercompany balances, transactions and profits have been eliminated.


  Cash Equivalents--

   The Company considers all highly-liquid debt instruments with a maturity of three months or less, at the time of purchase, to be cash equivalents. At December 31, 1995 and December 31, 1994, the Company had approximately $1,886,000 and $623,000 respectively, on deposit at one bank.


  Inventories--

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Provision is made for excess or obsolete inventory and other inventory valuation concerns in the period in which such matters are identified. The Company classifies its demo machines as finished goods and amortizes the cost over three years. This amortization is included in inventory reserves.


  Property and Equipment--

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


  Other Assets--

    Included in other assets are patents and debenture costs associated with the issuance of long-term debt. Patents and debenture costs are being amortized on the straight-line method over their estimated useful lives ranging from three to seven years.


  Foreign Currency Translation--

    All assets and liabilities of the Company's United Kingdom subsidiary are translated at exchange rates in effect at each respective balance sheet date (December 31, 1995 and December 31, 1994). Income and expenses are translated at average rates for the year. The resulting differences, due to changing exchange rates, are charged or credited to the cumulative translation adjustment included as part of Stockholders' Equity. Gains and losses from foreign currency transactions are included in earnings. Included in other expenses were losses of $13,000 and $14,000 for the years ended December 31, 1995 and December 31, 1994 respectively.


  Revenue Recognition--

    Revenue is recorded upon shipment to the customer.


  Research and Development Costs--

    All research and development costs are charged to operations as incurred.


  Warranties--

    The Company's products are generally under warranty against defects in material and workmanship for a one year period. Estimated warranty costs are accrued in the same period as products are shipped.


  Income taxes--

    The Company has adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than future enactments of changes in the tax law or rates. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and credit carryforwards. Deferred tax expense represents the change in the deferred tax assets and liabilities.

Stock Options--

   The Company intends to adopt the disclosure provisions Statement of Financial Accounting Standards Number 123, Accounting for Stock Based Compensation (SFAS
123) effective January 1, 1996, as allowed by SFAS 123.


 Income (Loss) Per Common Share--

     The income (loss) per share is based on the weighted average number of common and common equivalent shares (where dilutive) outstanding during the year.


 Pervasiveness of Estimates--

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


 Reclassification--

     Certain 1994 and 1993 balances have been reclassified in order to conform to the 1995 presentation.



B.     SUBSEQUENT EVENT

 Treasury Stock Repurchase--

    On February 8, 1996, the Board of Directors authorized the repurchase of 5 percent, or approximately 500,000 shares of the Company's Common Stock. As of March 9, 1996, the Company has not repurchased any shares. The Company may repurchase shares depending on market price, stock market condition, business conditions, and other factors.


C.     INVENTORIES

    Inventories consisted of (in thousands):


                    December 31
                   --------------
                    1995    1994
                   ------  ------

Finished goods     $  498  $  224
Work in process       926     369
Raw material        1,226   1,501
                   ------  ------
                   $2,650  $2,094
                   ======  ======

  The above amounts are net of inventory reserves amounting to $760,000 and $367,000 at December 31, 1995 and 1994, respectively.

D.     PROPERTY AND EQUIPMENT

    Property and equipment consisted of (in thousands):


                                           December 31
                                          --------------
                                           1995    1994
                                          ------  ------

Machinery and equipment                   $  936  $  958
Machinery and equipment under capital
 lease                                       200      --
Furniture and fixtures                       412     393
Leasehold                                    455     428
                                          ------  ------
                                          $2,003  $1,779
Less accumulated depreciation and
 amortization                              1,601   1,556
                                          ------  ------
                                          $  402  $  223
                                          ======  ======

E.     OTHER ASSETS

    Other assets consisted of (in thousands):


                                 December 31
                                 ------------
                                 1995   1994
                                 -----  -----

Patents                          $ 296  $ 229
Debenture costs                     --    155
                                 -----  -----
                                   296    384
Less accumulated amortization      228    232
                                 -----  -----
                                 $  68  $ 152
                                 =====  =====

  During 1995, the Company expensed the remaining balance of the debenture costs ($97,000) when the Subordinated Convertible Debenture was converted to common stock.

  The Company also capitalized additional patent expenses of $68,000 during the year. These costs relate to patents applied for on the Company's line of solder reflow ovens.


F.     OTHER CURRENT LIABILITIES

    Other current liabilities consisted of (in thousands):


                                      December 31
                                     -------------
                                      1995   1994
                                     ------  -----

Accrued sales commissions            $  485  $ 283
Accrued payroll and related taxes       551    239
Accrued warranty costs                  197    155
Customer deposits                       283     25
Other                                   383    243
                                     ------  -----
                                     $1,899  $ 945
                                     ======  =====

G.     INDEBTEDNESS

   Long-term liabilities consisted of (in thousands):


                                           December 31
                                          -------------
                                          1995    1994
                                          -----  ------

U.K. term loan, interest at bank base
 rate plus 3%                             $ 163  $  220
Notes payable, primarily to vendors,
 interest ranging from 0%-12%                47     204
Subordinated Convertible Debenture
 interest at 10%                             --   1,200
Capital lease obligation interest rate
 ranging from 9.9% to 22%                   186      --
Unamortized government grants                --       4
                                          -----  ------
                                            396   1,628
Less current maturities                     150     305
                                          -----  ------
Total long-term liabilities--net of
 current maturities                       $ 246  $1,323
                                          =====  ======


  On October 1, 1993, the Company received $1,200,000 from an investment fund. This was a Convertible Subordinated Debenture with an interest rate of 10% convertible into 2,400,000 shares of Vitronics' common stock. The $1,200,000 Subordinated Convertible Debenture was converted into 2,400,000 shares of the Company's common stock at a conversion price of $.50 per share on August 11, 1995.

  In March 1995, the Company obtained a $500,000 revolving line of credit with First National Bank of Portsmouth. As of December 31, 1995, nothing had been drawn against this line. This line of credit is collateralized by the Company's U.S. receivables and U.S. inventory. The Company is also required to maintain a minimum debt service coverage of 1.2, a minimum net worth of no less than $2,550,000, and maintain a ratio of current assets to current liabilities of no less than 1.7. As of December 31, 1995, the Company was not in violation of any loan covenants.

  Borrowings under the U.K. term loan are collateralized by substantially all of the assets of VEL, the Company's United Kingdom subsidiary and guaranteed by the Company. The interest rate was 9.75% at December 31, 1995, and 9% at December 31, 1994. At December 31, 1995 and December 31, 1994, this has been classified as long-term debt. The final payments on this debt are due in August 1997.

  In 1993, approximately $365,000 of accounts payable were converted to long-term Notes Payable. As of December 31, 1995, approximately $47,000 of such Notes Payable remain outstanding and are due at the end of 1996.

  The Company finances some of its capital equipment acquisitions through lease financing. During 1995, the Company entered into capital leases totaling approximately $200,000.

  As of December 31, 1995, aggregate maturities of long-term liabilities were as follows (in thousands):

               1996                    $150
               1997                     159
               1998                      49
               1999                      38
                                       ----
                                       $396
                                       ====


  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's U.K. term loan as of December 31, 1995 and December 31, 1994 approximated carrying value.


H.     INCOME TAXES

  The provision (benefit) for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

  The provision (benefit) for income taxes consisted of (in thousands):


                                  Year Ended December 31
                                  ----------------------
                                   1995             1994
                                  ------           -----
Currently payable (refundable)
        Federal                    $  40           $  --
        Foreign                       --              --
        State                        110              25
                                  ------           -----
                                     150              25
                                  ------           -----
Deferred (prepaid):
        Federal                     (698)             --
        Foreign                      (25)             --
        State                         --              --
                                  ------           -----
Total Deferred                      (723)              0

                                   $(573)          $  25
                                  ======           =====


  Reconciliation of income taxes at the statutory rate to the effective rate reflected in the financial statements were as follows:


                                          Year Ended December 31
                                          ----------------------

                                           1995             1994
                                          -----            -----

Statutory income tax rate                  34.0%            34.0%
Net losses without tax benefit               --               --
Utilization of prior years tax benefits   (32.1%)          (34.0%)
Reduction of valuation allowance          (32.8%)             --
Goodwill amortization                        --               --
Foreign taxes                                --               --
State taxes net of Federal benefit          3.6%             2.8%
          Other                             1.3%             1.4%
                                          -----            -----
                                          (26.0%)            4.2%
                                          =====            =====


  The 1993 foreign deferred tax provision represents an adjustment of prior year amounts. The components of the net deferred assets and liabilities were as follows ( in thousands):


                                           December 31
                                         ----------------

                                          1995     1994
                                         -----   -------
Deferred Tax assets:
     Inventory reserves                  $ 242   $   127
     Accounts receivable reserves           43        40
     Other liabilities and reserves         79        62
     Depreciation and amortization         175       147
     Capital loss carryforwards            160       160
     Net operating loss carryforwards      109     1,168
     Research and development credits       75       155
                                         -----   -------
Total deferred tax asset                   883     1,859
Valuation allowance                       (160)   (1,859)
                                         -----   -------
Net deferred tax assets                  $ 723   $    --
                                         =====   =======


  The Company currently has net operating loss and capital loss carryforwards for federal and foreign income tax purposes of approximately $320,000 and R&D credits of approximately $75,000, all expiring in the years 2007 and 2008.
There are also capital loss carryforwards of $470,000 which will expire in 1997. The Company has maintained a valuation of $160,000 due to the uncertainty surrounding the ultimate utilization of these losses. The valuation allowance reserve has been reduced by a net $723,000 (after current year utilization) because it is more likely than not that these favorable tax attributes will be realized.


I.    COMMITMENTS

  The Company leases its facilities and certain equipment under operating leases ranging up to five years with renewal and purchase options. The leases provide for monthly rental payments, plus, in certain situations, payments for real estate taxes, insurance and maintenance. Rental expense for property, machinery and equipment charged to operations was $427,000, $372,000 and $463,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

  At December 31, 1995, future minimum payments applicable to non-cancelable operating leases with initial terms of one year or more were as follows (in thousands):


          1996               $414
          1997                281
          1998                217
          1999                 11
                             ----
                             $923
                             ====

  The Company is currently involved in a patent litigation suit against a competitor, Conceptronic, Inc. The Company commenced the suit in November 1991, seeking an injunction and damages against Conceptronic for infringement of an apparatus patent and a method patent, both of which are owned by the Company and cover certain aspects of its solder reflow systems. The trial regarding this dispute commenced on July 25, 1995 in the United States District Court for the District of New Hampshire. On August 16, 1995, the court directed a verdict of non-infringement in favor of Conceptronic on the method patent, while the jury rendered a verdict on non-infringement in favor of Conceptronic on the apparatus patent. The Company does not expect the jury's verdict to have a negative impact upon the Company's financial condition or results of operations. The Company is unable to predict the outcome of this appeal process, but does not believe that an adverse decision, however unlikely in the Company's view, will have a material effect on the Company's financial condition or results of operation. The Company intends to pursue all of its legal rights and remedies in connection with this litigation, and believes that a favorable outcome may result in certain licensing opportunities for the Company which could have a positive impact on its financial condition and results of operations in the future.

  The Company, in the normal course of business, is involved in various other legal proceedings, that in the opinion of management, will not have a material effect on the Company's financial conditions or results of operations.


J.     STOCK OPTIONS

  Stock Option Plans--

  The Company has Stock Option Plans which allow for the granting of options to employees, officers, directors and consultants to purchase an aggregate of 1,300,000 shares of the Company's common stock. The Stock Option Committee may issue options which are exercisable over a period not to exceed ten years and vest from date of issuance up to five years. The following schedule summarizes the stock option activity during the three years ending December 31, 1995:


                                        Number
                                          of        Option price
                                        Shares        per share
                                      ---------   -----------------
Balance, December 31, 1992              630,450   $ .5625 to  $1.875
          Granted in 1993               200,500                 $.84
          Expired/Canceled in 1993      (46,350)  $ .5625 to  $ 1.75
                                      ---------
Balance, December 31, 1993              784,600   $ .5625 to  $1.875
                                      ---------
          Granted in 1994               324,000   $   .01 to $1.3125
          Expired/Canceled in 1994     (155,800)  $ .5625 to  $1.875
          Exercised in 1994             (30,000)                $.01
                                      ---------
Balance, December 31, 1994              922,800   $ .5625 to  $1.75
                                      ---------
          Granted in 1995               179,500   $1.5938 to  $2.375
          Expired/Canceled in 1995      (53,700)  $ .5625 to  $1.875
          Exercised in 1995             (15,100)  $ .5625 to  $1.25
                                      ---------
Balance, December 31, 1995            1,033,500   $ .5625 to  $2.375
                                      =========


  Options to purchase 247,000 shares and 56,500 shares were available to be granted under these plans as of December 31, 1995 and 1994, respectively. When options under these plans are canceled, they may be granted again at a later date. Options to purchase 567,140 shares at prices ranging from $.5625 to $2.3438 per share were exercisable as of December 31, 1995, and options to purchase 409,900 shares at prices ranging from $.5625 to $1.75 were exercisable as of December 31, 1994. The Company has reserved 1,280,500 and 979,300 shares of common stock as of December 31, 1995 and December 31, 1994, respectively, for these plans.

  In addition, as of December 31, 1994, the Company had 346,225 outstanding stock warrants to purchase the Common Stock of the Company at an exercise price of $.60. During 1995, all 346,225 outstanding stock warrants were exercised.

  The Company intends to adopt the disclosure provisions of Statement of Financial Accounting Standards, Number 123, Accounting for Stock Based Compensation effective January 1, 1996.

K.   NON-OPERATING EXPENSE (INCOME)--NET

    Non-operating expense (income)--net consisted of (in thousands):


                              Year Ended December 31
                              ----------------------
                               1995    1994    1993
                              ------  ------  ------
Interest income                 (58)    (10)     (6)
Interest expense                118     189     114
Gain on sale of assets           --     (85)    (42)
Other, net                       72      77      39
                              -----   -----   -----
                              $ 132   $ 171   $ 105
                              =====   =====   =====


L.   FOREIGN OPERATIONS

    The Company operates in one industry segment. Data by geographic area was as follows (in thousands):


                                            Year Ended December 31
                                         ----------------------------

                                           1995      1994      1993
                                         -------   -------   -------
Foreign revenues:
 Asia                                    $ 6,087   $ 4,974   $ 5,895
 Europe                                    5,154     2,663     1,541
 Other                                       661       275        --
                                         -------   -------   -------
                                         $11,902   $ 7,912   $ 7,436
                                         =======   =======   =======
Revenues by manufacturing operations:
 United States                           $18,946   $14,257   $10,596
 United Kingdom                            5,804     3,705     2,645
                                         -------   -------   -------
                                          24,750    17,962   $13,241
                                         -------   -------   -------
Less intracompany transfers:
 Net Revenues                             (1,225)     (616)     (463)
                                         -------   -------   -------
                                         $23,525   $17,346   $12,778
                                         =======   =======   =======
Income (loss) from operations:
 United States                           $ 1,615   $   534   $  (993)
 United Kingdom                              719       264      (222)
                                         -------   -------   -------
                                           2,334   $   798   $(1,215)
                                         =======   =======   =======
Identifiable assets:
 United States                           $ 7,559   $ 4,614   $ 3,758
 United Kingdom                            2,687     1,438     1,038
                                         -------   -------   -------
                                         $10,246   $ 6,052   $ 4,796
                                         =======   =======   =======

  With respect to foreign revenues, unaffiliated revenues from customers in the United Kingdom were approximately $3,155,000 or 13% of net revenues.

M.   MAJOR CUSTOMERS

  During 1995, one customer accounted for 12% of net sales. Accounts receivable from the customer at December 31, 1995 amounted to $729,679. Another customer accounted for 10% of net sales during 1995. This customer accounts receivable balance at December 31, 1995 amounted to $68,619.

  During 1994, one customer accounted for 15% of net sales. Accounts receivable from this customer at December 31, 1994 amounted to $254,934.



N.   EMPLOYEE BENEFIT PLANS

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

  The Company has expensed approximately $49,196, $41,438 and $34,328, relating to contributions to the Plans during 1995, 1994 and 1993, respectively.

  The Company does not currently offer employment benefits subject to the provisions of Statements of Financial Accounting Standards 106 and 112.

O.   SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                     Quarter Ended
                                  ---------------------------------------------------
                                    Dec 31       Sept 30        Jul 2        Apr 2
                                  -----------  ------------  -----------  -----------
                                   (Dollars in thousands except per share amounts)
1995:
   Net sales                          $6,455        $6,450       $5,767       $4,853
   Gross profit                        2,569         2,668        2,422        1,871
   Gross profit %                         40%           41%          42%          39%
   Net income before taxes               725           711          539          227
   Taxes                                (625)           36           13            3
   Net income                          1,350           675          526          224
   Net income per common share
    --Primary                         $  .14        $  .07       $  .06       $  .03
    --Fully diluted                   $  .13        $  .06       $  .06       $  .02

1994:
   Net sales                          $5,360        $4,698       $3,704       $3,584
   Gross profit                        1,964         1,660        1,360        1,226
   Gross profit %                         37%           35%          37%          34%
   Net income before taxes               313           243           59           12
   Taxes                                  25            --           --           --
   Net income                            288           243           59           12
   Net income per common share
     --Primary                           .04           .03          .01          .00
     --Fully diluted                     .03           .03          .01          .00


  During the fourth quarter of 1995, the Company reduced its tax valuation allowing by a net $723,000 (net of current year utilization) because it is more likely than not that these favorable tax attributes will be realized.

                      VITRONICS CORPORATION AND SUBSIDIARY

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (000's 0mitted)


                                                     Additions
                                           Balance   Charged to                 Balance
                                          Beginning  Costs and   Deductions(A)  End of
                                          of Period   Expenses    Write-Offs    Period
                                          ---------  ----------  -------------  -------
Allowance for doubtful accounts
  year ending December 31,
    1995                                       $100        $ 59        $ 31        $128
    1994                                        120           1          21         100
    1993                                        124          12          16         120

Inventory reserves year ending December 31,
    1995                                       $367        $565        $172        $760
    1994                                        289         297         219         367
    1993                                        315          48          74         289


(A) Deductions represent amounts determined to be uncollectible and charged against the reserve.