Form 10-Q
period 1996-03-30
VITRONICS CORP
filed 1996-05-14
CIK 712036

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  March 30, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

     Commission File Number:  O-13715

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

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES          X                 NO  ________
                        ------------


  Number of shares outstanding of each of the registrant's classes of common stock as of March 30, 1996:

      Common Stock, $.01 par value: 10,313,863 shares

                             VITRONICS CORPORATION



                                     INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information:
- -------------------------------

  Item 1 - Financial Statements:

        Condensed Consolidated Balance Sheets -March 30, 1996 (Unaudited)
        and December 31, 1995                                                  3

        Condensed Consolidated Statements of Operations (unaudited) -
        Three Months Ended March 30, 1996 and April 1, 1995                    4

        Condensed Consolidated Statements of Cash Flows (unaudited) - Three
        Months Ended March 30, 1996 and April 1, 1995                          5

        Notes to Condensed Consolidated Financial Statements  (unaudited)      6

        Calculation of Net Income Per Share - Three Months Ended March 30,
        1996 and April 1, 1995                                                 7

  Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              8



Part II - Other Information
- ---------------------------

  Items 1 through 6                                                            9

  Signatures                                                                  11

                      VITRONICS CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)


                                             March 30,       December 31,
                                               1996              1995
                                            (Unaudited)           (*)
                                          ---------------  -----------------
ASSETS
- ------
Current assets:
       Cash and cash equivalents                 $ 2,319            $ 2,825
         Accounts receivable, net                  3,152              3,384
         Inventories                               3,175              2,650
         Deferred taxes                              439                548
         Other current assets                        210                194
                                                 -------            -------
           Total current assets                    9,295              9,601

Property and equipment, net                          469                402
Deferred taxes                                       175                175
Other assets                                          83                 68
                                                 -------            -------
                                                 $10,022            $10,246
                                                 =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------
Current liabilities:
         Accounts payable                        $ 2,105            $ 1,978
         Income taxes payable                        111                 69
         Other current liabilities                 1,191              1,899
         Current maturities of
          long-term liabilities                      165                150
                                                 -------            -------
           Total  current liabilities              3,572              4,096

Long-term liabilities, net of current
 maturities                                          270                246

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
         Common Stock, $.01 par value                103                103
         Additional paid-in capital                6,794              6,793
         Foreign currency translation               (230)              (202)
         Retained earnings (deficit)                (487)              (790)
                                                 -------            -------
                                                   6,180              5,904
                                                 -------            -------
                                                 $10,022            $10,246
                                                 =======            =======

         * Condensed from audited financial statements

         The accompanying notes are an integral part of these condensed financial statements.

                      VITRONICS CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (000's omitted except per share amounts)

                                                        Three Months Ended
                                                    March 30,        April 1,
                                                       1996            1995
                                                    ----------       ---------

Net sales                                             $ 5,859         $ 4,853
Cost of goods sold                                      3,518           2,982
  Gross profit                                          2,341           1,871

Selling, general and administrative
 expenses                                               1,442           1,215
Research and development costs                            369             303
Patent litigation                                          20              75
                                                      -------         -------
                                                        1,831           1,593
                                                      -------         -------
Income from operations                                    510             278

Non-operating expense - net                                (5)            (51)
                                                      -------         -------
Income before taxes                                       505             227

Income taxes                                              202               3
                                                      -------         -------
Net income                                            $   303         $   224
                                                      =======         =======
Net earnings per common share:
           Primary                                       $.03            $.03
                                                      =======         =======
           Fully diluted                                 $.03            $.02
                                                      =======         =======
       Weighted average number of common and
         common equivalent shares used in
         calculation of earnings per common share:
           Primary                                     10,861           8,169
                                                      =======         =======
           Fully diluted                               10,874          10,572
                                                      =======         =======

    The accompanying notes are an integral part of these condensed financial statements.

                      VITRONICS CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                        Three Months Ended
                                                       ---------------------
                                                    March 30,         April 1,
                                                       1996             1995
                                                    ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  303            $ 224
      Adjustments to reconcile net income to
        net cash flows provided by (used for)
        operating activities:
          Depreciation and amortization                  46               54
          Provision for excess and obsolescence          58               54
       Provision for bad debts                           --                3
       Changes in current assets and liabilities:
           Accounts receivable                          232              717
           Inventories                                 (583)            (677)
           Other current assets                         (16)              10
           Accounts payable                             127             (149)
           Income taxes                                 151               --
           Other current liabilities                   (709)              71
                                                     ------            -----
                   Total adjustments                   (694)              80
                                                     ------            -----
  Net cash provided by operating activities            (391)             304

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (49)             (17)
  Additions to other assets                             (24)             (18)
                                                     ------            -----
  Net cash used for investing activities                (73)             (35)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                            (15)             (30)
  Issuance of common stock                                1                4
                                                     ------            -----
  Net cash used for financing activities                (14)             (26)
  Foreign currency translation adjustment               (28)              33
                                                     ------            -----

CASH:
  Net increase (decrease)                              (506)             276
  Balance, beginning period                           2,825              671
                                                     ------            -----
  Balance, end of period                             $2,319            $ 947
                                                     ======            =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
           Interest                                       7               34
           Income taxes                                  50                3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Capital lease obligations                             55               --

    The accompanying notes are an integral part of these condensed financial statements

                     VITRONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A. Basis Presentation

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

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 1996 are not necessarily indicative of the results expected for the year ended December 31, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission (File #0-13715) on April 1, 1996.

B. Inventories

      Inventories valued at the lower of cost (determined using the first-in, first-out method) or market, were as follows (in thousands):

                                                March 30,        December 31,
                                                  1996               1995
                                                  ----               ----
                 Finished Goods                    $  517              $  498
                 Work in process                    1,189                 926
                 Raw materials                      1,469               1,226
                                                   ------              ------
                                                   $3,175              $2,650
                                                   ======              ======

                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CALCULATION OF NET EARNINGS PER COMMON SHARE

          FOR THE THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995

                                                        March 30, 1996
                                                        --------------
                                                                      Fully
                                                    Primary          Diluted
                                                    -------          -------
Net income                                      $   303,000      $   303,000
Weighted average shares outstanding:
         Common stock                            10,313,819       10,313,819
         Stock options                              546,914          559,830
                                                -----------      -----------
         Weighted average shares outstanding     10,860,733       10,873,649
                                                ===========      ===========
Earnings per share                                    $0.03            $0.03

                                                        April 1, 1995
                                                        -------------
                                                                      Fully
                                                    Primary          Diluted
                                                    -------          -------
Net income                                      $   224,000      $   254,000
Weighted average shares outstanding:
         Common stock                             7,551,583        7,551,583
         Convertible debentures                          --        2,400,000
         Warrants                                   220,270          220,960
         Stock options                              397,139          399,722
                                                -----------      -----------
         Weighted average shares                  8,186,992       10,572,265
          outstanding                           ===========      ===========
Earnings per share                                    $0.03            $0.02


                    VITRONICS CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Sales for the quarter ended March 30, 1996 were $5,859,000 compared with $4,853,000 for the same period in 1995, an increase of 21%. Bookings for the three months ended March 30, 1996 were $6,606,000 versus $5,333,000 for the same period in 1995, an increase of 24%. The increase in bookings and revenues were a result of increased demand for its Unitherm(R) and Isotherm/TM/ product lines. The Company also experienced an increased demand for its aqueous cleaner product. The Company does not anticipate that the percentage increase in net revenues and bookings for the three months ended March 30, 1996 is necessarily indicative of the trend for the entire fiscal year as the Company has begun seeing signs that the economy might be softening. Backlog as of March 30, 1996 was $3,594,000 versus $2,847,000 at December 31, 1995, and $3,068,000 at April
1, 1995.

     Gross margin for the three months ended March 30, 1996 increased to 40% from 39% for the same period in 1995. The increased margin is due to a significantly higher volume of sales, increased labor efficiencies and reduced
material costs.   The Company increased its deductions/write-offs for excess and obsolete inventory to $58,000 for the first quarter of 1996, as compared to $54,000 for the first quarter of 1995. Such increases are principally related to the Company's production process and product line evolution. As the Company made changes in designs and processes, certain existing inventories were affected. The Company also changed its production process as the UNITHERM product evolved. This change necessitated the rework of certain inventory items and the obsolescence of other items. The Company increased its reserves for obsolescence in recognition of these events and charged items to the reserves upon disposal of the inventory. The Company's provision for inventory reserves was $695,000 at the end of the first quarter of 1996, and $760,000 at the end of 1995.

     Operating expenses for the three months ended March 30, 1996 were $1,831,000 versus $1,518,000 for the same period in 1995, an increase of 15%. Operating expenses as a percentage of sales for such periods were 31% and 33%. The increase in actual spending is partially the result of the increased sales which resulted in increased staffing levels, commission and marketing expenses.

     For the first quarter of 1996, selling, general and administrative expenses as a percentage of sales were 25% versus 25% in 1995. The increase in actual spending is a result of the increased sales volume which resulted in higher commission and marketing expenses. Research and development expenses as a percentage of sales for such periods were 6% in 1996 versus 6% in 1995.

     Costs relating to the Company's patent infringement lawsuit were $20,000 for the three months ended March 30, 1996, as compared to $75,000 for the comparable 1995 period. With the conclusion of the Conceptronic trial in August 1995, and a verdict rendered for the defendant, the Company does not anticipate that additional costs relating to the appeal process will be significant until such time as an appeal may be granted, which will be approximately 1-1 1/2 years from the date the appeal was filed.

     The Company had non-operating expenses of $5,000 for the three months ended March 30, 1996 compared with $51,000 for the comparable period in 1995.

     The Company recorded tax expense of $202,000 for the quarter ended March 30, 1996, as compared to $3,000 for the comparable quarter of 1995. The increase in tax expense is primarily due to the recognition of net operating loss carryforwards for book purposes in the first quarter of 1995 which eliminated federal tax expense for that period. During the fourth quarter of 1995, the Company reduced its income tax valuation allowance and therefore the tax expense in the first quarter of 1996 reflects the Company's effective income tax rate. The Company used $109,000 of net operating loss carryforwards for tax purposes, which reduced the actual tax payable.

     Net income for the first quarter of 1996 was $303,000, compared to $224,000 for the comparable period of 1995. For the first quarter of 1996, net income was $0.03 per primary share, and $0.03 per fully diluted share. For the comparable 1995 period, net income was $0.03 per primary share, and $0.02 per fully diluted share.

Liquidity and Capital Resources

     The Company continues to monitor its operations spending levels very closely with the goal of cash conservation. During the quarter ended March 30, 1996, cash decreased $506,000 to $2,319,000. This was a result of the Company's increasing its inventory levels for the introduction of its new SELECTSeries/TM/ of reflow ovens. The Company also reduced its current liabilities during the quarter.

     The Company has reviewed its capital spending budget for the remainder of 1996 and expects to finance its capital equipment acquisition through lease financing. The Company believes that its current cash balances and cash from operations will be adequate to meet the Company's working capital requirements during the year.

     On February 8, 1996, the Company announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 500,000 shares. Depending on business conditions, stock market conditions, price per share and other factors, the Company will repurchase shares in open market transactions. If the Company were to repurchase the entire 500,000 shares at current prices per share, the cost of the repurchase could be $1,125,000 and would be funded through the Company's cash balances. As of May 10, 1996, the Company has not repurchased any shares.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

Items 1 through 4:  Not applicable

Item 5:  Other Information

     None

Item 6:

     (a). Exhibits

              27  Financial Data Schedule

     (b). Reports of Form 8-K

              None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VITRONICS CORPORATION


 Date:  May 14, 1996                By: /s/James J. Manfield, Jr.
                                       ---------------------------
                                       James J. Manfield, Jr.
                                       Chairman of the Board,
                                       Chief Executive Officer,
                                       Chief Financial Officer,
                                       and Treasurer



  Date:  May 14, 1996                By: Ronald W. Lawler
                                        --------------------------
                                         Ronald W. Lawler,
                                         President and
                                         Chief Operating Officer



  Date:  May 14, 1996                By: Daniel J. Sullivan
                                        ---------------------------
                                         Daniel J. Sullivan,
                                         Vice President, Controller and
                                         Principal Accounting Officer