Form 10-Q
period 1996-06-29
VITRONICS CORP
filed 1996-08-12
CIK 712036

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  June 29, 1996

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

     YES     X                                         NO
         ---------                                        ---------


  Number of shares outstanding of each of the registrant's classes of common stock as of June 29, 1996:

      Common Stock, $.01 par value:  10,326,663 shares

                             VITRONICS CORPORATION



                                     INDEX
                                                                          Page
                                                                          ----
- -Part I - Financial Information:
 ------------------------------

 Item 1 - Financial Statements:
   Condensed Consolidated Balance Sheets - June 29, 1996 (unaudited)
   and December 31, 1995                                                    3

   Condensed Consolidated Statements of Operations (unaudited) -
   Three Months and Six Months Ended June 29, 1996 and July 1, 1995         4

   Condensed Consolidated Statements of Cash Flows (unaudited) -
   Six  Months Ended June 29, 1996 and July 1, 1995                         5

   Notes to Condensed Consolidated Financial Statements  (unaudited)        6

   Calculation of Net Income Per Share - Three Months Ended
   June 29, 1996 and July 1, 1995                                           7

   Calculation of Net Income Per Share - Six  Months Ended
   June 29, 1996 and July 1, 1995

 Item 2 - Management's Discussion and Analysis of  Financial Condition
   and Results of Operations                                                9


 Part II - Other Information
 ---------------------------

  Items 1 through 6                                                         11

  Signatures                                                                12


                      VITRONICS CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)


                                             June 29,        December 31,
                                               1996              1995
                                            (Unaudited)           (*)
                                          ---------------  -----------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                 $ 1,921            $ 2,825
    Accounts receivable, net                  4,152              3,384
    Inventories                               2,778              2,650
    Deferred taxes                              439                548
    Other current assets                        131                194
                                            -------            -------
      Total current assets                    9,421              9,601

Property and equipment, net                     443                402
Deferred taxes                                  175                175
Other assets                                     78                 68
                                            -------            -------
                                            $10,117            $10,246
                                            =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
    Accounts payable                        $ 1,756            $ 1,978
    Income taxes payable                        182                 69
    Other current liabilities                 1,360              1,899
    Current maturities of long-term
     liabilities                                146                150
                                            -------            -------
      Total  current liabilities              3,444              4,096

Long-term liabilities, net of current
 maturities                                     243                246

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
    Common Stock, $.01 par value                103                103
    Additional paid-in capital                6,804              6,793
    Foreign currency translation               (205)              (202)
    Retained earnings (deficit)                (272)              (790)
                                            -------            -------
                                              6,430              5,904
                                            -------            -------
                                            $10,117            $10,246
                                            -------            =======

    * Condensed from audited financial statements


        The accompanying notes are an integral part of these condensed financial statements.


                      VITRONICS CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (000's omitted except per share amounts)

                                          Three Months Ended    Six Months Ended
                                          -------------------  ------------------
                                          June 29,   July 1,   June 29,  July 1,
                                            1996       1995      1996      1995
                                          ---------  --------  --------  --------

Net sales                                   $ 6,207  $ 5,767    $12,066  $10,620
Cost of goods sold                            3,918    3,345      7,436    6,327
                                            -------  -------    -------  -------
  Gross profit                                2,289    2,422      4,630    4,293

Selling, general and administrative           1,501    1,423      2,943    2,638
 expenses
Research and development costs                  435      333        804      636
Patent Litigation                                 7       75         27      150
                                            -------  -------    -------  -------
                                              1,943    1,831      3,774    3,424
                                            -------  -------    -------  -------
Income from operations                          346      591        856      869

Non-operating expense - net                      12      (52)         7     (103)
                                            -------  -------    -------  -------
Income before taxes                             358      539        863      766
Income taxes                                    143       13        345       16
                                            -------  -------    -------  -------
Net income                                  $   215  $   526    $   518  $   750
                                            =======  =======    =======  =======

Net earnings per common share:
           Primary                             $.02     $.06       $.05     $.09
                                            =======  =======    =======  =======
           Fully diluted                       $.02     $.05       $.05     $.08
                                            =======  =======    =======  =======

Weighted average number of common and
  common equivalent shares used in
  calculation of earnings per common
  share:
           Primary                           10,757    8,095     10,809    8,132
                                            =======  =======    =======  =======
           Fully diluted                     10,757   10,537     10,815   10,155
                                            =======  =======    =======  =======



    The accompanying notes are an integral part of these condensed financial statements.

                      VITRONICS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                           Six Months Ended
                                          -------------------
                                          June 29,   July 1,
                                            1996       1995
                                          ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   518     $ 750
    Adjustments to reconcile net income
     to net cash flows provided by (used
     for) operating activities:
       Depreciation and amortization           105       111
       Provision for excess and
        obsolescence                           118       155
       Provision for bad debts                   3        10
       Changes in current assets and
        liabilities:
                Accounts receivable           (771)     (501)
                Inventories                   (246)     (838)
                Other current assets            63        43
                Accounts payable              (222)      350
                Income taxes                   222       ---
                Other current                 (539)      273
                 liabilities               -------     -----
                   Total adjustments        (1,267)     (397)
                                           -------     -----
  Net cash provided by/used for
   operating activities                       (749)      353

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (73)      (17)
  Additions to other assets                    (28)      (43)
                                           -------     -----
  Net cash used for investing activities      (101)      (60)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                   (62)     (132)
  Issuance of common stock                      11         4
                                           -------     -----
  Net cash used for financing activities       (51)     (128)

  Foreign currency translation adjustment       (3)       16
                                           -------     -----
CASH:
  Net increase (decrease)                     (904)      181
  Balance, beginning period                  2,825       671
                                           -------     -----
  Balance, end of period                   $ 1,921     $ 852
                                           =======     =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the periods for:
    Interest                                    19        86
    Income taxes                               122         3

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations                     55        --

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

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 29, 1996 are not necessarily indicative of the results expected for the year ended December 31, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission (File #0-13715) on April 1, 1996.

B. INVENTORIES

      Inventories valued at the lower of cost (determined using the first-in, first-out method) or market, were as follows (in thousands):

                         June 29,  December 31,
                           1996        1995
                        --------  ------------
Finished Goods            $  495        $  498
Work in process              773           926
Raw materials              1,510         1,226
                          ------        ------
                          $2,778        $2,650
                          ======        ======



                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CALCULATION OF NET EARNINGS PER COMMON SHARE

           FOR THE THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

                                               June 29, 1996
                                          ------------------------
                                                          Fully
                                            Primary      Diluted
                                          -----------  -----------

Net income                                $   215,000  $   215,000
Weighted average shares outstanding:
   Common stock                            10,319,619   10,319,619
   Stock options                              437,806      437,806
                                          -----------  -----------
   Weighted average shares outstanding     10,757,425   10,757,425
                                          ===========  ===========

Earnings per share                        $       .02  $       .02

                                                July 1, 1995
                                                -----------
                                                          Fully
                                            Primary      Diluted
                                          -----------  -----------
Net income                               $   526,000  $   556,000
Weighted average shares outstanding:
   Common stock                            7,553,638    7,553,638
   Convertible debentures                               2,400,000
   Warrants                                  203,945      212,830
   Stock options                             337,628      371,016
                                          -----------  -----------
   Weighted average shares outstanding     8,095,211   10,537,484
                                         ===========  ===========

Earnings per share                        $      .06   $      .05


                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CALCULATION OF NET EARNINGS PER COMMON SHARE

            FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

                                               June 29, 1996
                                          ------------------------
                                                          Fully
                                            Primary      Diluted
                                          -----------  -----------

Net income                                $   518,000  $   518,000
Weighted average shares outstanding:
   Common stock                            10,316,735   10,316,735
   Stock options                              492,309      498,722
                                          -----------  -----------
   Weighted average shares outstanding     10,809,044   10,815,457
                                          ===========  ===========

Earnings per share                        $       .05  $       .05

                                                July 1, 1995
                                                ------------
                                                          Fully
                                            Primary      Diluted
                                          -----------  -----------
Net income                                $   750,000  $   810,000
Weighted average shares outstanding:
   Common stock                             7,552,611    7,552,611
   Convertible debentures                                2,400,000
   Warrants                                   212,107      216,895
   Stock options                              367,383      385,369
                                          -----------  -----------
Weighted average shares outstanding         8,132,101   10,554,875
                                          ===========  ===========

Earnings per share                        $       .09  $       .08


                     VITRONICS CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Sales for the quarter ended June 29, 1996 were $6,207,000 compared with $5,767,000 for the same period in 1995, an increase of 8%. Sales for the six months ended June 29, 1996 were $12,066,000 compared with $10,620,000 for the same period of 1995, an increase of 14%. Bookings for the three months ended June 29, 1996 were $6,059,000 versus $6,736,000 for the same period in 1995, a decrease of 10%. Bookings for the six months ended June 29, 1996 were $12,665,000 versus $12,069,000 for the same period of 1995, an increase of 5%. The increase in bookings and revenues for the six month period were a result of increased demand for the Company's UNITHERM(R), UNITHERM(R)II and ISOTHERM(TM) products. The Company also experienced an increased demand for its aqueous cleaner product. The decrease in bookings during the second quarter of 1996 was a result of a slowdown in our European market. During the second quarter, bookings in the United States and Southeast Asian markets remained strong. The Company does not anticipate that the percentage change in net revenue and bookings for the three month and six month periods ended June 29, 1996 are necessarily indicative of the percentage change in net revenues and bookings to be expected for the entire fiscal year. Backlog as of June 29, 1996 was $3,446,000 versus $2,847,000 at December 31, 1995, and $4,038,000 as of July 1,
1995.

     Gross margin for the three months ended June 29, 1996 decreased to 37% from 42% for the same period in 1995. For the six month period ended June 29, 1996, the gross margin percentage was 38% versus 40%. The decrease in gross margins is a result of product mix as the Company sold more low-end products, which have a lower gross margin.

     Operating expenses for the three months ended June 29, 1996 were $1,943,000 versus $1,831,000 for the same period in 1995, an increase of 6%. Operating expenses as a percentage of sales were 31% and 32% for the respective three month periods. Operating expenses for the six months ended June 29, 1996 were $3,774,000 versus $3,424,000 for the same period in 1995, an increase of 10%. Operating expenses as a percentage of sales were 31% and 32% for the
respective six month periods.   The increase in actual expenses is a result of
the higher sales volume which resulted in higher commission and marketing expenses, increased staffing levels and increased spending on research and development related to the introduction of the new SELECTSeries(TM) of products in early 1996.

     For the second quarter of 1996, selling, general and administrative expenses as a percentage of sales were 24% versus 25% in 1995. Research and development expenses as a percentage of sales for such periods were 7% in 1996, and 6% in 1995. For the six months ended June 29, 1996, selling, general and administrative expenses as a percentage of sales were 24% as compared to 25% in
1995.   Research and development expenses as a percentage of sales were 7% in
1996 and 7% in 1995.

     Expenses relating to the Company's patent infringement lawsuit were $7,000 for the three months ended June 29, 1996, as compared to $75,000 for the comparable 1995 period. Expenses for the six month period ending June 29, 1996 were $27,000 as compared to $150,000 for the comparable 1995 period. With the conclusion of the Conceptronic trial in August 1995, and a verdict rendered for the defendant. In July 1996, the Company received a favorable ruling from the United States Court of Appeals for the Federal Circuit in its patent litigation suit against a competitor, Conceptronic Inc. The appellate court reversed the trial court's judgment of non-infringement by Conceptronic Inc. of Claim 1 of
U. S. Patent No. 4,654,502 and has remanded the case back to the United States District Court for further proceedings. The Company does not anticipate that additional costs relating to this process will be significant until such time the case is returned to the trial court.

     The Company had non-operating income, net of $12,000 for the three months ended June 29, 1996, compared with non-operating expense, net of $51,000 for the comparable period in 1995. During the first six months of 1996, the Company had non-operating income, net of $7,000 compared to non-operating expenses, net of $103,000 for the comparable 1995 period. The improvement is a result of the conversion of the Subordinated Convertible Debenture in August 1995, which reduced interest expense in 1996 as compared to 1995. As a result of the Company's increased cash balances, the Company generated greater interest income in 1996.

     The Company recorded tax expense of $143,000 for the quarter ended June 29, 1996, as compared to $13,000 for the comparable quarter of 1995. For the six month period ended June 29, 1996, the Company had income tax expense of $345,000 as compared to $16,000 for the same period in 1995. The Company reduced its income tax valuation allowance during the fourth quarter of 1995, and therefore the tax expense in the first half of 1996 reflects the Company's effective income tax rate. During the first half of 1995, the Company recognized net operating loss carryforwards for book purposes, which eliminated federal tax expense for that period. During the first quarter of 1996, the Company used $275,000 of net operating loss carryforwards for tax purposes, which reduced the actual tax payable.

     Net income for the second quarter of 1996 was $215,000, compared to $526,000 for the comparable period of 1995. For the second quarter of 1996, net income was $0.02 per primary share, and $0.02 per fully diluted share. For the comparable 1995 period, net income was $0.06 per primary share, and $0.05 per fully diluted share. Net income for the six month period ended June 29, 1996 was $518,000 compared to $750,000 for the same period in 1995. For the first six months of 1996, net income was $.05 per primary share, and $.05 per fully diluted share. For the comparable 1995 period, net income was $.09 per primary share, and $.08 per fully diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to monitor its operations spending levels very closely with the goal of cash conservation. During the six months ended June 29, 1996, cash decreased $904,000 to $1,921,000. This was a result of the Company's increasing its inventory levels for the introduction of its new SELECTSeries(TM) of reflow ovens. The Company also saw an increase in accounts receivable of $771,000 during the six month period. The increase was a result of timing of shipments during the second quarter.

     The Company has reviewed its capital spending budget for the remainder of 1996 and expects to finance its capital equipment acquisition through lease financing. The Company believes that its current cash balances and cash from operations will be adequate to meet the Company's working capital requirements during the year.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

ITEMS 1 THROUGH 3:  NOT APPLICABLE

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 2, 1996, the Company held its Annual Meeting of Stockholders.  Allen
H. Keough and James R. Kanely were elected as Class C Directors of the Company. Set forth below are the results of each matter voted upon at the Annual Meeting:

1. Election of Directors
                                          FOR                 WITHHELD
                                          ---                 --------

      Allen H. Keough                  9,226,895              510,000
      James R. Kanely                  9,226,895              510,000

2. Ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants:


                         FOR              AGAINST           ABSTENTIONS
                         ---              -------           -----------

                      9,718,395            9,300               9,200

ITEM 5:  OTHER INFORMATION

     None

ITEM 6:

     (a). Exhibits

              27     Financial Data Schedule

     (b). Reports on Form 8-K

              None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VITRONICS CORPORATION


 Date:   August 9 , 1996            By: /s/James J. Manfield, Jr.
                                       ---------------------------
                                        James J. Manfield, Jr.
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        Chief Financial Officer,
                                        and Treasurer




  Date:  August 9, 1996              By: /s/Ronald W. Lawler
                                        -----------------------------
                                         Ronald W. Lawler,
                                         President and
                                         Chief Operating Officer



  Date:  August 9, 1996              By: /s/Daniel J. Sullivan
                                        ------------------------------
                                        Daniel J. Sullivan,
                                        Vice President, Controller and
                                        Principal Accounting Officer