Form 10-Q
period 1996-09-28
VITRONICS CORP
filed 1996-11-12
CIK 712036

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  September 28, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

    Commission File Number:  O-13715

                             VITRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

   COMMONWEALTH OF MASSACHUSETTS                       04-2726873
   (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                Identification No.)

   1 Forbes Road, Newmarket, NH                            03857
   (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code  (603) 659-6550

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

                   YES    X           NO
                         ---              ---

  Number of shares outstanding of each of the registrant's classes of common stock as of September 28, 1996:

      Common Stock, $.01 par value:     9,853,663 shares

                             VITRONICS CORPORATION



                                     INDEX


                                                                                        Page
                                                                                        ----
Part I - Financial Information:
-------------------------------

Item 1 - Financial Statements:

    Condensed Consolidated Balance Sheets - September 28, 1996 (unaudited)
    and December 31, 1995                                                                 3

    Condensed Consolidated Statements of Operations (unaudited) -  Three Months
    and Nine Months Ended September 28, 1996 and September 30, 1995                       4

    Condensed Consolidated Statements of Cash Flows (unaudited) - Nine  Months
    Ended September 28, 1996 and September 30, 1995                                       5

    Notes to Condensed Consolidated Financial Statements  (unaudited)                     6

    Calculation of Net Income Per Share - Three Months Ended
    September 28, 1996 and September 30, 1995                                             7

    Calculation of Net Income Per Share - Nine  Months Ended
    September 28, 1996 and September 30, 1995

  Item 2 - Management's Discussion and Analysis of  Financial Condition and
    Results of Operations                                                                 9


  Part II - Other Information
  ---------------------------

  Items 1 through 6                                                                      11

  Signatures                                                                           12

                      VITRONICS CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)


                                             September 28,      December 31,
                                                 1996            1995  (*)
                                           -----------------  ----------------
ASSETS
------
Current assets:
       Cash and cash equivalents                   $ 2,113          $  2,825
       Accounts receivable, net                      4,048             3,384
       Inventories                                   2,926             2,650
       Deferred taxes                                  439               548
       Other current assets                            109               194
                                                   -------          --------
           Total current assets                      9,635             9,601

Property and equipment, net                            415               402
Deferred taxes                                         175               175
Other assets                                            72                68
                                                   -------          --------
                                                   $10,297          $ 10,246
                                                   =======          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Accounts payable                          $ 1,783          $  1,978
       Income taxes payable                          154                69
       Other current liabilities                   2,026             1,899
       Current maturities of                         156               150
          long-term liabilities                    -------          --------
           Total  current liabilities                4,119             4,096

Long-term liabilities, net of current                  194               246
 maturities

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
       Common Stock, $.01 par value                  103               103
       Additional paid-in capital                  6,806             6,793
       Foreign currency translation                 (198)             (202)
       Retained earnings (deficit)                   (62)             (790)
       Treasury stock, 475,000 shares               (665)                -
          at cost                                  -------          --------
                                                     5,984             5,904
                                                   -------          --------
                                                   $10,297          $ 10,246
                                                   =======          ========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.


                      VITRONICS CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (000's omitted except per share amounts)

                                               Three Months Ended             Nine Months Ended
                                          -----------------------------  ----------------------------
                                          September 28,  September 30,   September 28,  September 30,
                                              1996            1995           1996           1995
                                          -------------  --------------  -------------  -------------

Net sales                                       $ 5,814        $ 6,450         $17,880        $17,070
Cost of goods sold                                3,393          3,782          10,829         10.109
                                                -------        -------         -------        -------
         Gross profit                             2,421          2,668           7,051          6,961

Selling, general and administrative expenses      1,566          1,479           4,509          4,117
Research and development costs                      472            342           1,276            978
Patent Litigation                                     9            150              36            300
                                                -------        -------         -------        -------
                                                  2,047          1,971           5,821          5,395
                                                -------        -------         -------        -------
Income from operations                              374            697           1,230          1,566

Non-operating expense - net                          23            (14)             16             89
                                                -------        -------         -------        -------
Income before taxes                                 351            711           1,214          1,477

Income taxes                                        141             36             486             52
                                                -------        -------         -------        -------

Net income                                      $   210        $   675         $   728        $ 1,425
                                                =======        =======         =======        =======

Net earnings per common share:
     Primary                                       $.02           $.07            $.07        $   .17
                                                =======        =======         =======        =======
     Fully diluted                                 $.02           $.06            $.07        $   .14
                                                =======        =======         =======        =======

Weighted average number of common and
     common equivalent shares used in
     calculation of earnings per common share:
          Primary                                10,643          9,548          10,754          8,604
                                                =======        =======         =======        =======
          Fully diluted                         10,654         10,785          10,762         10,588
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

                      VITRONICS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (000's omitted)

                                                            Nine Months Ended
                                                      ------------------------------
                                                       September 28,   September 30,
                                                          1996            1995
                                                      --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  728         $ 1,425
      Adjustments to reconcile net
      income to net cash flows
      provided by (used for)
      operating activities:
       Depreciation and amortization                        172             128
       Provision for excess and obsolescence                246             285
       Provision for bad debts                               13              33
       Changes in current assets and liabilities:
          Accounts receivable                              (677)         (1,027)
          Inventories                                      (522)         (1,057)
          Other current assets                               85               1
          Accounts payable                                 (195)            268
          Income taxes                                      194              49
                Other current liabilities                   127             864
                                                         ------         -------
                   Total adjustments                       (557)           (456)
                                                         ------         -------
  Net cash provided by/used for operating activities        171             969


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (80)            (46)
  Additions to other assets                                 (31)             36
                                                         ------         -------
  Net cash used for investing activities                   (111)            (10)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                               (124)           (215)
  Issuance of common stock                                   13             203
  Purchase of Treasury Stock                               (665)             --
                                                         ------         -------
  Net cash used for financing activities                   (776)            (12)

  Foreign currency translation adjustment                     4              11
                                                         ------         -------

CASH:
  Net increase (decrease)                                  (712)            958
  Balance, beginning period                               2,825             671
                                                         ------         -------
  Balance, end of period                                 $2,113         $ 1,629
                                                         ======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
     Interest                                                30             104
     Income taxes                                           281              17

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Conversion of debt to equity                              --         $ 1,200
   Capital lease obligations                                 78              --

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

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 28, 1996 are not necessarily indicative of the results expected for the year ended December 31, 1996. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission (File #0-13715) on April 1, 1996.

B. INVENTORIES

      Inventories valued at the lower of cost (determined using the first-in, first-out method) or market, were as follows (in thousands):

                       September 28,  December 31,
                           1996           1995
                       -------------  ------------
Finished Goods            $  569        $  498
Work in process              835           926
Raw materials              1,522         1,226
                          ------        ------
                          $2,926        $2,650
                          ======        ======



                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CALCULATION OF NET EARNINGS PER COMMON SHARE

      FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                                             September 28, 1996
                                          ------------------------
                                                          Fully
                                            Primary      Diluted
                                          -----------  -----------

Net income                                $   210,000  $   210,000
Weighted average shares outstanding:
    Common stock                           10,316,597   10,316,597
    Stock options                             326,483      336,975
                                          -----------  -----------
    Weighted average shares outstanding    10,643,440   10,653,572
                                          ===========  ===========

Earnings per share                        $      0.02  $      0.02

                                             September 30, 1995
                                             ------------------
                                                          Fully
                                            Primary      Diluted
                                          -----------  -----------
Net income                                $   675,000  $   688,000
Weighted average shares outstanding:
    Common stock                            8,868,820    8,868,000
    Convertible debentures                         --    1,186,813
    Warrants                                  149,357      156,936
    Stock options                             529,359      572,419
                                          -----------  -----------
    Weighted average shares outstanding     9,547,535   10,784,988
                                          ===========  ===========

Earnings per share                        $      0.07  $      0.06


                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CALCULATION OF NET EARNINGS PER COMMON SHARE

      FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                                             September 28, 1996
                                          ------------------------
                                                          Fully
                                            Primary      Diluted
                                          -----------  -----------

Net income                                $   728,000  $   728,000
Weighted average shares outstanding:
    Common stock                           10,316,689   10,316,689
    Stock options                             437,154      444,815
                                          -----------  -----------
    Weighted average shares outstanding    10,753,842   10,761,504
                                          ===========  ===========

Earnings per share                        $      0.07  $      0.07

                                             September 30, 1995
                                             ------------------
                                                          Fully
                                            Primary      Diluted
                                          -----------  -----------
Net income                                $ 1,425,000  $ 1,498,000
Weighted average shares outstanding:
    Common stock                            7,991,347    7,991,347
    Convertible debentures                         --    1,951,648
    Warrants                                  191,191      196,909
    Stock options                             421,375      447,719
                                          -----------  -----------
    Weighted average shares outstanding     8,603,913   10,587,623
                                          ===========  ===========

Earnings per share                        $      0.17  $      0.14


                     VITRONICS CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Sales for the third quarter ended September 28, 1996 decreased 10% to $5,814,000 from $6,450,000 for the same period in 1995. Sales for the nine months ended September 28, 1996 were $17,880,000 compared with $17,070,000 for the same period in 1995, an increase of 5%. Bookings for the three months ended September 28, 1996 decreased 24% to $4,929,000 from $6,446,000 for the same period in 1995. Bookings for the nine months ended September 28, 1996 were $17,594,000 versus $18,515,000 for the same period in 1995, a decrease of 5%. The Company does not anticipate that the change in net revenue and bookings for the three and nine month periods ended September 28, 1996 are necessarily indicative of the percentage change in net revenues and bookings to be expected for the balance of the fiscal year. Backlog as of September 28, 1996 was $2,561,000 compared with $2,847,000 at December 31, 1995 and $4,024,000 as of
September 30, 1995.

     Gross margin for the three months ended September 28, 1996 increased to 42% from 41% for the same period in 1995. For the nine month period ended September 28, 1996, the gross margin percentage was 39% compared with 41% for the same period in 1995. The increase in gross margins during the third quarter is a result of product mix as the Company sold more high-end products which have a higher gross margin. The decrease in gross margins for the nine month period is a result of product mix during the first six months of the year. During that time, the Company sold more low-end products, which have a lower gross margin.

     Operating expenses for the three months ended September 28, 1996 were $2,047,000 compared with $1,971,000 for the same period in 1995, an increase of 4%. Operating expenses as a percentage of sales were 35% and 31%, respectively. Operating expenses for the nine months ended September 28, 1996 were $5,821,000 compared with $5,395,000 for the same period in 1995, an increase of 8%. Operating expenses as a percentage of sales were 33% and 32%, for the respective
nine month period.   The increase in spending is a result of increased
commission expense as a result of less direct sales in the European market, increased marketing costs, increased staffing levels and increased spending on research and development related to the introduction of the new SELECTSeries/TM/ of products in early 1996. The Company incurred approximately $102,000 of due diligence expenses during the quarter relating to a potential strategic relationship. Upon completion of the due diligence, the Board of Directors decided not to pursue the transaction. During 1995, the Company incurred costs relating to the Registration Statement filed on Form S-3 and conversion of the Subordinated Convertible Debenture of approximately $142,000 for the quarter and $242,000 for the nine months.

     Patent litigation costs were $9,000 for the third quarter of 1996, compared with $150,000 for the third quarter of 1995. For the nine month period ended September 28, 1996, patent litigation costs were $36,000 compared with $300,000
for the same period in 1995.   With the conclusion of the Conceptronic trial in
August 1995, and a verdict rendered for the defendant, the Company appealed the
verdict.   In July 1996, the Company received a favorable ruling from the United
States Court of Appeals for the Federal Circuit in its patent litigation suit. The appellate court reversed the trial court's judgment of non-infringement by Conceptronic Inc. of Claim 1 of U.S. Patent No. 4,654,502 and has remanded the case back to the United States District Court for further proceedings. The Company does not anticipate that additional costs relating to this process will be significant until the case is returned to the trial court which is expected to occur in May 1997.

     The Company had non-operating expense of $23,000 for the three months ended September 28, 1996, compared with non-operating income of $14,000 for the same period of 1994. During the first nine months of 1996, the Company incurred non-operating expenses of $16,000 compared with $89,000 for the same period of 1995.

     The Company recorded tax expense of $141,000 for the quarter ended September 28, 1996, as compared to $36,000 for the comparable quarter of 1995. For the nine month period ended September 28, 1996, the Company had income tax expense of $486,000 as compared to $52,000 for the same period in 1995. The Company reduced its income tax valuation allowance during the fourth quarter of 1995, and therefore the tax expense in the first half of 1996 reflects the Company's effective income tax rate. During the first half of 1995, the Company recognized net operating loss carryforwards for book purposes, which eliminated federal tax expense for that period. During the first quarter of 1996, the Company used $275,000 of net operating loss carryforwards for tax purposes, which reduced the actual tax payable.

     Net income for the third quarter of 1996 was $210,000, compared to $675,000 for the comparable period of 1995. For the third quarter of 1996, net income was $0.02 per primary share, and $0.02 per fully diluted share. For the comparable 1995 period, net income was $0.07 per primary share, and $0.06 per fully diluted share. Net income for the nine month period ended September 28, 1996 was $728,000 compared to $1,425,000 for the same period in 1995. For the first nine months of 1996, net income was $0.07 per primary share, and $0.07 per fully diluted share. For the comparable 1995 period, net income was $0.17 per primary share, and $0.14 per fully diluted share. The decline in net income for the three and nine month periods was a result of the increased operating expenses in 1996 compared to 1995, combined with a higher effective income tax rate in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to monitor its operations spending levels very closely with the goal of cash conservation. During the nine months ended September 28, 1996, cash decreased $712,000 to $2,113,000. This was a result of the Company's increasing its inventory levels for the introduction of its new SELECTSeries/TM/ of reflow ovens. The Company also saw an increase in accounts receivable of $664,000 during the nine month period. The increase was a result of timing of shipments during the third quarter. On September 27, 1996, the Company repurchased 475,000 shares of common stock from New England Growth Fund I, L.P., at a price of $1 3/8. The Company utilized approximately $665,000 for the transaction.

     The Company has reviewed its capital spending budget for the remainder of 1996 and expects to finance its capital equipment acquisition through lease financing. The Company believes that its current cash balances and cash from operations will be adequate to meet the Company's working capital requirements during the year.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

ITEMS 1 THROUGH 5:  NOT APPLICABLE


ITEM 6:

     (a). Exhibits

              27     Financial Data Schedule

     (b). Reports on Form 8-K

          The Company filed a Form 8-K dated October 7, 1996 to report the following events:

          (a)  Repurchase of Common Stock

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VITRONICS CORPORATION


 Date:   November 12, 1996          By: /s/James J. Manfield, Jr.
                                       ---------------------------
                                       James J. Manfield, Jr.
                                       Chairman of the Board,
                                       Chief Executive Officer,
                                       Chief Financial Officer,
                                       and Treasurer




  Date:  November 12, 1996           By: /s/Ronald W. Lawler
                                        -----------------------------
                                        Ronald W. Lawler,
                                        President and
                                        Chief Operating Officer



  Date:  November 12, 1996           By: /s/Daniel J. Sullivan
                                        ------------------------------
                                        Daniel J. Sullivan,
                                        Vice President, Controller and
                                        Principal Accounting Officer