Form 10-K405
period 1996-12-31
VITRONICS CORP
filed 1997-03-28
CIK 712036

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ending December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from         to

                           Commission File No. 0-13715

                             VITRONICS CORPORATION
              (Exact name of registrant as specified in its charter)

    COMMONWEALTH OF MASSACHUSETTS                          04-2726873)
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification  No.)

     1 FORBES ROAD, NEWMARKET, NH                              03857
 (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code: (603) 659-6550

         Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
      -------------------           ------------------------------------------
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

                          YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997 was $9,856,572.

    Number of shares outstanding of the registrant's Common Stock, $.01 par value as of December 31, 1996: 9,856,572.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

    The solder reflow products fall into four broad categories, each available in a range of sizes and price levels to accommodate the throughput and space requirements of the circuit board manufacturer.

      --The SELECTSeries--high production rate, fully featured, infrared/forced convection reflow ovens

      --The SMR UNITHERM reflow series--high production rate, fully featured, infrared/forced convection reflow ovens.

      --The SMR IsoTherm reflow series--low to medium production rate, infrared/forced convection reflow ovens with basic features.

      --The GP/MP series--low volume, benchtop, infrared, natural convection reflow ovens.

    The Company's cleaning product is utilized to clean printed circuit boards and components in medium to high volume applications. The aqueous cleaning system product is the Aquapro which has been designed to provide a very high quality cleaning capability.

    The Company introduced its SELECTSeries line of surface mount reflow ovens in 1996. Building upon Vitronics' expertise in modularity, the MagnaTherm, AcroTherm and RadianTherm systems have been designed to provide customers with the opportunity to match technical requirements with system size, configuration, capability and cost. Available in air, nitrogen or field-retrofittable nitrogen models, management believes the SELECTSeries will establish a new benchmark in surface mount reflow. Although Vitronics already offers the broadest choice of ovens available, these three new oven families, combined with the UNITHERM and IsoTherm products, gives the customer an even wider selection.

    Soldering remains the preferred method of permanently attaching hybrid and semiconductor packages, microprocessors, resistors, capacitors and other common electronic components to the surfaces of printed circuit boards. Substrate/component assemblies treated with a coating of solder paste are placed onto the conveyer system which transports them at a constant rate through a heated tunnel consisting of one or more individually heated and controlled zones. Heat is transferred at a precisely controlled rate to the assemblies by means of convection and radiation until the solder melts and flows between the component leads and the circuit board. Rapid cooling ensures the formation of the desired solder joints. This thermal process is also applicable to the production of a variety of electronic component packages, including ceramic hybrids, semiconductors, Ball Grid Array and glass/epoxy circuits.

    The Company's SMR series reflow soldering systems incorporate a heater and cell design with the benefits of high efficiency, forced-convection heat transfer, in addition to a background of infrared radiation. A unique feature of this cell is the individual zone exhaust which removes solder paste fumes as they are generated. Both U.S. and foreign patent applications are pending covering the unique features of the SMR series reflow soldering systems. The UNITHERM version along with the SELECTSeries incorporates multiple heating cells both above and below the conveyor. The economical IsoTherm version, introduced in 1994, employs heater cells only above the conveyor. In both versions, product heating is accomplished with high velocity heated gas that is distributed with optimal flow uniformity across the entire heating area supported by a background of infrared emission from the heated surfaces. A second generation UNITHERM series introduced in 1994, offers advanced features including controlled exhaust heater, auto chain lubrication, variable tunnel aperture, and fume capture, for full automation. The Company continues to produce its original SMD reflow systems for selected customers and applications.

    In addition to reflow ovens, the Company markets a line of aqueous circuit board cleaners. These cleaners offer the printed circuit board industry environmentally safe, yet cost effective, cleaning methods. The Company's Aquapro product is an aqueous cleaning system designed to clean high density surface mount assemblies. The Company has identified a key industry trend in the component manufacturing marketplace which is called Ball Grid Array ( BGA ) technology. In this technology integrated reflow and soldering equipment is utilized to reflow and clean these components.

Product Applications:

    Printed Circuit Board Systems--The trend in the printed circuit board
(PCB) segment of the electronics industry is the attachment of surface mount electronic components and devices to PCBs. The Company's solder reflow systems are well suited to this task because of unique forced convection/infrared heating cells and process gas management systems. The Company's wide range of oven sizes and features helps to accommodate the needs of virtually all market requirements. The Company's cleaning systems used for the removal of flux residues from finished assemblies are not harmful to the environment due to the use of non-CFC (chlorofluorocarbon) solvents. The AquaPro cleaning product uses aqueous cleaning technology. In both cases, the residues from the cleaning process may be disposed of in the environment with no substantial long- term harm. The aqueous cleaner uses only water or water with a small amount of common saponifier. This is in direct contrast to previous cleaning technologies that utilize organic solvents known commonly as CFCs. CFCs are both toxic and ozone depleting.

    Ball Grid Array (BGA) Systems The company has an excellent position to service this market through its ability to supply both reflow and cleaning systems. The company has installed numerous systems in the United States, Korea and the Philippines. This segment of the component assembly industry is projected to be a significant growth market.

Product Options and Enhancements:

    Nitrogen Atmosphere--This option gives an inert atmosphere with tight control of oxygen levels (below 20 parts per million), which gives the process engineer the ability to accommodate new assembly materials and processes. An integral part of our system design has been developed to meet industry demand for lower nitrogen consumption. The Company has engineered nitrogen reduction apertures and computer controlled AutoPurge for minimal time to process ready.

    Controlled Convection/Infrared--This option allows the process engineer increased thermal stability and uniformity throughout the reflow cycle, thus increasing production yields.

    32 Loop Controller--A 32 loop proportional controller with integral and differential control has been developed and integrated into the UNITHERM and SELECTSeries ovens. The 32 loop reduces cost on the larger ovens and adds versatility of control.

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

    Polar Cooling -- A self contained closed loop liquid cooling system, which provides the distinct benefits of enhanced cooling, nitrogen savings and reduced maintenance.

Products and Processes Under Development:

    Thermal Process Management--The Company continues to research methods and products that improve the process integrity, automation and efficiency of its thermal methodology.

    Product Range--The Company continues to modify its product range to address emerging segments of the printed circuit market.

Research and Development:

    During the year ending December 31, 1996, the Company expended $1,635,000 or 7% of its net sales on research and development. Such expenditures were $1,363,000 or 6% of net sales in 1995 and $1,010,000 or 6% of net sales in 1994. All of the Company's existing products have been designed and developed by the Company or its subsidiaries.

Markets:

    The primary market for the Company's products is the electronics industry, where the systems are used in the production of printed circuit boards, ceramic hybrids, semiconductor packages, and glass/epoxy circuits. Additional applications of the Company's products within the electronics industry include circuit board drying, BGA fabrication, epoxy curing, hybrid solder reflow, polymer curing, and thick film drying.

    Segments of the electronics industry served by the Company's products are: computers and peripheral office equipment, test and measurement equipment, telecommunications equipment, automotive electronics, consumer electronics, medical electronics, and contract assembly.

Materials:

    The Company continues to produce in-house all of its thermal source emitters and cells. The Company currently has one source for the microprocessor which is used to interface the onboard computer with the machine in the Command Control system. Management believes that this microprocessor could be produced in-house or obtained from another source. The Company has developed a new microprocessor for its IsoTherm machines. Work is currently being done to upgrade the microprocessor for use on the UNITHERM, MagnaTherm, RadianTherm, and AcroTherm product lines. This new microprocessor will enable the Company to develop an alternative source for its microprocessor. The other components being used in the assembly of systems produced by the Company are purchased from original equipment manufacturers, electronic supply firms and others. The Company has no reason to believe that it cannot continue to obtain such components, or suitable substitutes, as required.

Patents and Trademarks:

    The Company was issued a United States patent in January 1986 covering the multi-zone thermal processing systems produced by the Company. A second patent was issued in July 1986, on the source emitter panel produced by the Company. Other patents cover the Company's process for mounting surface mount devices to printed circuit boards through the use of solder reflow, and an improved source emitter panel. The Company has also filed foreign patent applications corresponding to the foregoing United States patents where it has been deemed advisable. Several of these foreign applications have been granted. The Company believes that the patents on the ENVIROCLEAN product line and UNITHERM product line theoretically strengthen its competitive position by enhancing marketability of these product lines, and by serving as a barrier to new competitors in the field who could otherwise develop similar technology. Several of these patents extend to the SELECTSeries product line.

    With respect to the UNITHERM product line, patents cover both the heater technology and the individual zone exhausts. The Company has an issued U.S. Patent, as well as additional pending patent applications in the U.S. and certain foreign countries, covering its UNITHERM product line.

    The Company at present does not license any of its technology to any competitors or other non-affiliated entities.

    The Company has U.S. and foreign trademark registrations for the trademark VITRONICS, as well as U.S. trademark registrations for VITRONICS, UNITHERM and ENVIROCLEAN. The Company also uses common law trademarks for IsoTherm, VITROSENSE, Natural Convection/Infrared, Controlled Convection/Infrared, VITRO-FOIL, VITRO-CLEAN, AcroTherm, RadianTherm, MagnaTherm, Tops, Polar Cooling, SELECTSeries, AutoPurge and BGA Solutions.

Customers and Marketing:

    The Company is involved in surface mount solder reflow with its patented convection/infrared thermal technology. The Company's systems are operating successfully in most of the major contract and captive electronics companies throughout the world. Such customers include:


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


    The Company's marketing and sales program includes: paid advertising, new product announcements in industrial and commercial publications, direct mail campaigns, technical articles, trade show exhibits, personal contacts and the use of trained sales representatives in the U.S., Canada, Southeast Asia, Europe, South America, India and Israel.

    The Company has 12 persons employed in its sales and marketing department, including one person in each of the East Coast, West Coast and Central Regions, and two persons in its U.K. direct sales organization. The

Company also utilizes 22 independent sales representative organizations located in the United States and Canada, and 25 independent distributor organizations overseas.

    During 1996, none of the Company's customers accounted for more than 10% of net sales. During 1995, one of the Company's customers accounted for 12% of net sales ($2,886,000) while another customer accounted for 10% ($2,451,000). During 1994, one of the Company's customers accounted for 15% of net sales ($2,544,000). The Company has no contracts that are subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government agency or unit. The Company's business is not seasonal in any material respect.

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

Backlog:

    On December 31, 1996, the Company had purchase orders reflecting a backlog of $1,984,000 as compared to a December 31, 1995 backlog of $2,847,000. All of the backlog at December 31, 1996 is expected to be shipped within the next six months. At present, most of the Company's customers pay the Company within 40 to 60 days of billing.

Competition:

    Solder Reflow Systems--Both domestically and internationally, the Company confronts competition from three primary competitors in the solder reflow systems market. In addition, there are three lesser competitors selling systems primarily in the United States' domestic market. In Europe, the Company competes with companies based in Germany, France and the United Kingdom. The Japanese market is dominated by three Japanese manufacturers that have focused almost exclusively on that market. Asia (excluding Japan) has a mix of competitors, none of which has significant market share on a worldwide basis. Management of the Company believes that price and delivery time are the chief competitive factors in the market for solder reflow products. Performance, reliability and cost of operations also influence customers' purchasing decisions. The Company believes that its UNITHERM and SELECTSeries product lines permit the Company to retain a substantial market share in the solder reflow marketplace.

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

Employees:

    As of December 31, 1996, the Company employed 132 full-time persons.

Financial Information About Foreign and Domestic Operations and Export Sales:

    During the year ended December 31, 1996, approximately $12,622,000 or 56% of the Company's sales were foreign sales, primarily to European and Southeast Asian companies. During the year ending December 31, 1995, approximately $11,902,000 or 51% of the Company's sales were foreign and during the year ending December 31, 1994, approximately $7,912,000 or 46% of the Company's sales were foreign sales. Other information concerning foreign sales for the last three fiscal years is presented in Note M to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    The executive offices and principal place of business of the Company are located at 1 Forbes Road, Newmarket Industrial Park, Newmarket, New Hampshire. The Company leases two buildings, one 23,990 square foot facility for administration and manufacturing, and one 9,400 square foot facility used exclusively as a stockroom. The 23,990 square foot facility has a lease which expires in February 1999. The 9,400 square foot facility is rented on a month to month basis. The Company has the option to purchase the 23,990 square foot property at the end of the lease period for $1,100,000. The interior layout and leasehold improvements to the 23,990 square foot facility were constructed to the Company's specifications for its use of the facilities.

    The Company's wholly-owned subsidiary, Vitronics Europe Limited ("VEL"), leases a 15,000 square foot manufacturing and distribution facility in Plymouth, England. This lease expires in December 1998.

    The Company believes that its current facilities are adequate for 1997 operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is currently involved as plaintiff in a patent litigation suit against a competitor, Conceptronic, Inc. The Company commenced the suit in November 1991, seeking an injunction and damages against Conceptronic for infringement of an apparatus patent and a method patent, both of which are owned by the Company and cover certain aspects of its solder reflow systems. The trial regarding this dispute commenced on July 25, 1995 in the United States District Court for the District of New Hampshire. On August 16, 1995, the Court directed a verdict of non-infringement in favor of Conceptronic on the method patent, while the jury rendered a verdict of non-infringement in favor of Conceptronic on the apparatus patent. The Company does not expect the jury's verdict to have a negative impact upon the Company's financial condition or results of operations. The Company appealed the directed verdict on the method patent. In July 1996, the United States Court of Appeals for the Federal Circuit reversed the trial court's judgment of non-infringement by Conceptronic of Claim 1 of U.S. Patent No. 4,654,502 and remanded the case back to the United States District Court for further proceedings. The Company does not anticipate that additional costs relating to this litigation will be significant until the case is returned to the trial court, which is expected to occur in May 1997. The Company is unable to predict the outcome of the new trial, but does not believe that an adverse decision, however unlikely in the Company's view, will have a material effect on the Company's financial condition or results of operation. The Company intends to pursue all of its legal rights and remedies in connection with this litigation, and believes that a favorable outcome may result in certain licensing opportunities for the Company, which could have a positive impact on its financial condition and results of operations in the future.

    On December 23, 1996, Conceptronic, Inc. filed suit against the Company and its President, James J. Manfield, Jr., in the Superior court of Rockingham County, New Hampshire for malicious prosecution and abuse of legal process (Conceptronic, Inc. v Vitronics Corporation and James J. Manfield, Jr., Docket No. 97-C-18). Conceptronic alleges that the Company knew or should have known that when it filed its patent infringement action (described above) against Conceptronic in 1991 that the case was without merit. Conceptronic's claim is for no less than $1.3 million with additional amounts to be determined. The Company believes the suit is completely without merit, has denied the allegations and has filed a counterclaim against Conceptronic for abuse of process and malicious prosecution in bringing the suit.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the American Stock Exchange under the trading symbol VTC. At December 31, 1996, there were 9,856,572 shares of common stock issued and outstanding held by 633 stockholders of record.

    The following table presents high and low sales prices for the Company's Common Stock for each fiscal quarter within the fiscal years ending December 31, 1996 and 1995.


                                               COMMON STOCK
           -------------------------------------------------------------------------------------
               1ST QUARTER           2ND QUARTER          3RD QUARTER           4TH QUARTER
           --------------------  -------------------  --------------------  ---------------------
             HIGH        LOW       HIGH        LOW       HIGH        LOW       HIGH        LOW
           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
1995.....      2 3/16   1  5/16    1 11/16     1  3/16     3 7/16      1 1/2       3        2 3/16
1996.....      2 7/8    1 15/16     2 9/16     1 13/16     2           1 3/8       1 5/8    1

    On March 21, 1997, the closing price for the Company's Common Stock was $1.00. Dividends are payable only when, and if, declared by the Board of Directors from funds legally available and are dependent upon earnings, the general financial status of the Company, and various other factors. The Company has paid no dividends on its Common Stock and has no intention of doing so in the near future.

ITEM 6. SELECTED FINANCIAL DATA

                                                               1996       1995       1994       1993       1992
                                                             ---------  ---------  ---------  ---------  ---------
                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

OPERATING DATA--YEAR ENDED
  DECEMBER 31
Net sales..................................................  $  22,708  $  23,525  $  17,346  $  12,778  $  12,373
Income (loss) from continuing operations...................        802      2,775        602     (1,357)    (2,965)
Income (loss) per common share:
  Primary..................................................        .08        .30        .08       (.18)      (.70)
  Fully diluted............................................        .08        .27        .07       (.18)      (.70)
Backlog....................................................      1,984      2,847      2,589      2,133      3,018
Weighted average number of common shares outstanding:
  Primary..................................................     10,579      9,168      7,739      7,379      4,216
  Fully diluted............................................     10,588     10,688     10,190      7,379      4,216
BALANCE SHEET DATA AT DECEMBER 31
Working capital............................................  $   5,585  $   5,505  $   2,676  $   2,096  $   1,729
Total assets...............................................      9,763     10,246      6,052      4,796      6,755
Long-term liabilities......................................        104        246      1,323      1,605         54
Stockholders' equity.......................................      6,175      5,904      1,728        999      2,382

    No dividends have been paid or declared by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

    The following table provides percentage comparisons of the components of net income (loss) as presented in the Consolidated Statements of Operations included elsewhere herein for the last three fiscal years.

                                                                                      % INCREASE (DECREASE)
                                                     % OF NET SALES                   ----------------------
                                                 YEARS ENDING DECEMBER 31,
                                                                                     1996             1995
                                           -------------------------------------   COMPARED TO     COMPARED TO
                                           1996         1995         1994            1995             1994
                                           -----        -----        -----         -----------     ------------
Net Sales..........................         100%         100%         100%             (3)%              36%
Gross Profit........................         38           41           36             (10)              53
Selling, General & Administrative...         25           23           23               2               36
Research & Development..............          7            6            6              20               35
Patent Litigation...................          --           1            2             (82)              (7)



    Sales were $22,708,000 in 1996, a decrease of 3% from $23,525,000 in
1995. Sales were $17,346,000 in 1994. Bookings for 1996 decreased 8% to $21,845,000 from $23,783,000 in 1995. Bookings for 1994 were $17,802,000. The
Company's backlog was $1,984,000 at December 31, 1996 versus 2,847,000 at December 31, 1995. The decline in revenues is attributable to the slowdown in bookings, primarily in Europe. This was a result of a slowdown in the overall European economy and market for the Company's products. In early 1997, the Company has begun to see the European market regaining some of its strength. The Company also saw an increase in demand during 1996 for its aqueous cleaner which increased to 6% of revenues for the year.

    In 1996, gross profit percentage decreased to 38% from 41% in 1995. The decrease is a result of start-up costs associated with the introduction of the SELECTSeries systems. The labor and material on the first shipments were greater than the UNITHERM systems. It is not expected that these costs will remain at that level on a going forward basis. Gross profit percentage in 1994 was 36%. The Company increased its inventory reserves from $367,000 at the end of 1994 to $760,000 at the end of 1995, and $791,000 as of the end of 1996. Such increases were principally related to the changes in the Company's production process and product line.

    Selling, general and administrative expenses increased in 1996 to $5,627,000 from $5,525,000 in 1995, an increase of 2%. As a percentage of sales, selling, general administrative expenses were 25% in 1996 up from 23% in 1995. Selling, general and administrative expenses were $4,072,000, or 23% of net sales in 1994. The increase in actual spending is a result of higher marketing expenses and increased staffing levels. The Company also incurred costs of approximately $249,000 relating to a Registration Statement filed on Form S-3 and conversion of the Subordinated Convertible Debenture during 1995. The Company incurred advertising costs of $272,000 in 1996, $219,000 in 1995, and $176,000 in 1994.

    Research and development expenses increased 20% to $1,635,000 in 1996 from $1,363,000 in 1995. The increase was a result of increased headcount as the Company accelerated the introduction of new products and enhanced features during the year. Research and development expenses were $1,010,000 in 1994.

    Costs relating to the Company's patent infringement lawsuit against Conceptronic were $54,000 for 1996, $308,000 for 1995, and $330,000 for 1994.
The Company does not anticipate that additional costs relating to this litigation will be significant until the case is returned to the trial court which is expected to occur in May 1997. See Item 3, Legal Proceedings.

    The Company had net non-operating income of $101,000 in 1996, compared to net non-operating expenses of $132,000 in 1995 and $171,000 in 1994. The Company incurred cash discounts of $9,000 in 1996 versus $39,000 in 1995, and $61,000 in 1994. The Company incurred interest expense of $40,000 in 1996, compared to $118,000 in 1995 and $189,000 in 1994. The decrease in 1996 and 1995 is primarily attributable to the conversion of the Subordinated Convertible Debenture in August 1995. The Company had interest income of $86,000 in 1996 compared to $58,000 in 1995 and $10,000 in 1994. This increase was a result of the Company's higher cash balances during 1996 versus 1995 and 1994.

    During 1996, the Company had tax expense of $535,000. This reflects the Company's effective tax rate of 40%. The Company had a net tax benefit during 1995 of $573,000 as compared to tax expense of $25,000 during 1994. The tax benefit was a result of a change in the Company's valuation allowance reserve, after current year utilization of $723,000. This tax benefit was offset by a current year tax expense of $150,000. The Company reduced its valuation allowance reserve because it was more likely than not that their favorable tax attributes will be realized.

Liquidity and Capital Resources:

    During 1996, cash decreased $700,000, primarily due to the stock buyback. Without the stock buyback, cash would have decreased by $35,000.

    On February 8, 1996, the Company announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 500,000 shares. In September 1996, the Company repurchased 475,000 shares of its common stock at a cost of approximately $665,000. These shares were retired after their repurchase. Presently, the Company has no plans to repurchase additional shares, but will evaluate business conditions, stock market conditions, price per share and other factors to determine if additional shares should be repurchased.

    During the last three fiscal years, the Company has financed its operations with internally generated funds, capital leases and a $1,200,000 Subordinated Convertible Debenture in 1993. The Subordinated Convertible Debenture was converted into 2,400,000 shares of common stock in August 1995. In addition, during January 1994, the Company pledged receivables and received a $350,000 loan from New England Growth Fund I, L.P. This loan was repaid in full on March 31, 1994. During 1995, cash increased by $2,154,000 as a result of the improved operation of the Company. In 1994, cash increased by $499,000 as a result of the improved operation of the Company. During 1994, the Company reduced its long-term debt by approximately $447,000. During 1996 and 1995, there were no short-term borrowings.

    The Company has reviewed its capital spending budget for 1997 and expects to finance its 1997 capital equipment acquisitions through lease financing. The Company continues to monitor its operational spending levels very closely in order to conserve cash. In March 1995, the Company obtained a $500,000 revolving line of credit with First National Bank of Portsmouth. To date, the Company has not utilized this line of credit. The Company believes that its current cash balances and cash from operations will be adequate to meet the Company's working capital requirements during the next year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements, together with the reports of the Company's independent auditors, Coopers & Lybrand L.L.P., are contained on pages 14 through 31 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 1, 1997.

ITEM 11. EXECUTIVE COMPENSATION

    The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 1, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 1, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 1, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                               Page No.
                                                               --------

(a.)           1.  The following consolidated financial
                   statements are filed as part of this
                   report:

                   Report of Coopers & Lybrand L.L.P.,
                     Independent Auditors, dated
                     February 21, 1997                            14

                   Consolidated Balance Sheets at December
                     31, 1996 and 1995                            16

                   Consolidated Statements of Operations for
                     each of the three years in the period
                     ended December 31, 1996                      17

                   Consolidated Statements of Stockholders'
                     Equity for each of the three years in the
                     period ended December 31, 1996               18

                   Consolidated Statements of Cash Flow for
                     each of the three years in the period
                     ended December 31, 1996                      19

                   Notes to Consolidated Financial Statements
                    for each of the three years in the period
                    ended December 31, 1996                       20

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

    3. The following exhibits required by Item 601 Regulation S-K are filed with this report:

                               EXHIBITS INDEX

   3.1   Articles of Organization, as amended to date (1)
   3.2   By-Laws, as amended to date (11)
   4.1   Specimen Common Stock Certificate (2)
 *10.1   Incentive Stock Option Plan of 1983 (3)
 *10.2   Incentive Stock Option Plan of 1983-II (3)
 *10.3   Form of Incentive Stock Option Agreement for 1983 Plan and the 1983-II Plan (3)
  10.4   Lease of Real Property from Susan J. Conway, Trustee of Forbes Realty Trust (2)
 *10.5   1987 Stock Option Plan (5)
  10.6   Form of Non-Qualified Stock Option Agreement (5)
  10.7   Building Agreement and Lease of Premises at Bush Park, Estover, Plymouth from The Counsel of the City of Plymouth (5)
  10.8   Lloyd's Bank Loan Agreement (5)
  10.9   Department of Trade and Industry Grant (5)
  10.10  Lease of Real Property from Susan J. Conway, Trustee of Afton Realty Trust (6)
 *10.11  Lease Amendments of Real Property from Susan J. Conway, Trustee of Forbes Realty
           Trust (7)
 *10.12  Employment Agreement with James J. Manfield, Jr. (9) (As Amended) (15)
 *10.13  Employment Agreement with Albert J. Chanasyk (9)
  10.14  Employment Agreement by  and between Peter D. Spilling and Vitronics Europe Limited (8)
 *10.15  Employment Agreement with Ronald W. Lawler (10) (As Amended) (15)
  10.16  Amendment to Lease between Forbes Realty Trust and Vitronics Corporation (11)
  10.17  $350,000 Demand Promissory Note of the Company issued to NEGF dated January 13, 1994 (11)
  10.18  Loan Agreement between the Company and NEGF dated January 13, 1994 (11)
  10.19  Security Agreement between the Company and NEGF dated January 13, 1994 (11)
 *10.20  1995 Key Employees Stock Option Plan (12)
  10.21  Business Loan Agreement between the Company and First National Bank of Portsmouth dated March 22, 1995 (13)
  10.22  Promissory Note of the Company to First National Bank of Portsmouth dated March 22, 1995 (13)
  10.23  Commercial Security Agreement between the Company and First National Bank of   Portsmouth dated March 22, 1995 (13)
  11.1   Calculation of Net Income Per Common Share                                                                             32
  21.1   Subsidiaries of the registrant                                                                                         33
  27     Financial Data Schedule (Edgar filing only)                                                                            34
  99.1   Directors and Officers Liability Policy and Company reimbursement (4)
  99.2   Complaint regarding Conceptronic Patent Litigation (9)
  99.3   Conceptronic's response to the Complaint (9)
  99.4   Conceptronic's Counterclaim (9)
  99.5   Vitronics' response to Conceptronic's Counterclaim (9)
  99.6   Order of the United States District Court concerning Conceptronic Patent Litigation (8)



  99.7   Correspondence concerning the Vitronics Europe Limited lease (8)
  99.8   Conceptronic's  Counterclaim Summary Judgment (11)
  99.9   Jury verdict in favor of Conceptronic Inc. (14)
  99.10  Complaint of December 1996                                                                                             35


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

(14) Exhibit 99.9 is hereby incorporated by reference from Exhibits to the Company's Form 8-K dated August 11, 1995.

(15) Exhibit 10.12 and 10.15 are hereby incorporated by reference from Exhibits to Annual Report on Form 10-K (File No. 0-13715) filed by the Company with the Securities and Exchange Commission on April 1, 1996.

    * Management compensatory plan or arrangement.

(b) Reports on Form 8-K

      The Company filed a Form 8-K dated October 15, 1996, to report the following event:

       The repurchase of 475,000 shares of stock from New England Growth Fund.
         The stock was acquired in a single transaction at a price of $1 3/8.

Coopers
& Lybrand

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vitronics Corporation and Subsidiaries:

    We have audited the consolidated financial statements and financial statement schedule of Vitronics Corporation and Subsidiaries listed as Items 14(a) (1) and (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitronics Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

                                                   Coopers & Lybrand L.L.P.
Boston, Massachusetts
February 21, 1997

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VITRONICS CORPORATION

DATE: MARCH 21, 1997            BY:     /S/ JAMES J. MANFIELD, JR.
                                --------------------------------------
                                        JAMES J. MANFIELD, JR.
                                   CHAIRMAN OF THE BOARD, PRESIDENT
                                    AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 DATE:  March 21, 1997          By:     /S/ JAMES J. MANFIELD, JR.
                                  ----------------------------------
                                        JAMES J. MANFIELD, JR.
                                    Chairman of the Board, President,
                                    Chief Executive Officer
                                    Chief Financial Officer and Treasurer

Date: March 21, 1997            By:       /S/ DANIEL J. SULLIVAN
                                   ---------------------------------------
                                          DANIEL J. SULLIVAN
                                     Vice President, Corporate Controller
                                       and Principal Accounting Officer

          Board of Directors                              Date
          ------------------                              ----

        /S/ JAMES J. MANFIELD, JR.                     March 21, 1997
     -------------------------------
        JAMES J. MANFIELD, JR.

        /S/ DR. ALLEN H. KEOUGH                        March 21, 1997
     --------------------------------
          DR. ALLEN H. KEOUGH

        /S/ DAVID R.A. STEADMAN                        March 21, 1997
     ---------------------------------
          DAVID R.A. STEADMAN

          /S/ JAMES R. KANELY                          March 21, 1997
     ----------------------------------
           JAMES R. KANELY

                    VITRONICS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except share amounts)

                                                                              1996        1995
                                                                           -----------  ---------
                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.............................................   $   2,125   $   2,825
   Accounts receivable--less allowance for doubtful accounts of $147 and
     $128................................................................       3,177       3,384
   Inventories...........................................................       2,989       2,650
   Deferred taxes........................................................         553         548
   Other current assets..................................................         225         194
                                                                           -----------  ---------
      TOTAL CURRENT ASSETS...............................................       9,069       9,601

PROPERTY AND EQUIPMENT, NET..............................................         437         402
DEFERRED TAXES...........................................................         183         175
OTHER ASSETS.............................................................          74          68
                                                                           -----------  ---------
                                                                            $   9,763   $  10,246
                                                                           -----------  ---------
                                                                           -----------  ---------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable......................................................   $   1,341   $   1,978
   Income taxes payable..................................................         176          69
   Other current liabilities.............................................       1,753       1,899
   Current maturities of long-term liabilities...........................         214         150
                                                                           -----------  ---------
      TOTAL CURRENT LIABILITIES..........................................       3,484       4,096
                                                                           -----------  ---------
LONG TERM LIABILITIES--net of current maturities.........................         104         246
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
Common Stock, $.01 par value:
     Authorized 20,000,000 shares; issued and outstanding 9,856,572 and
       10,311,863........................................................          99         103
Additional paid-in capital...............................................       6,145       6,793
Foreign currency translation adjustment..................................         (81)       (202)
Retained earnings/deficit................................................          12        (790)
                                                                           -----------  ---------
                                                                                6,175       5,904
                                                                           -----------  ---------
                                                                            $   9,763   $  10,246
                                                                           -----------  ---------
                                                                           -----------  ---------

    The accompanying notes are an integral part of the consolidated financial statements.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands except share amounts)

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Net sales...............................................................  $     22,708  $     23,525  $     17,346
Costs of goods sold.....................................................        14,156        13,995        11,136
                                                                          ------------  ------------  ------------
   Gross profit.........................................................         8,552         9,530         6,210

Selling, general and administrative expenses............................         5,627         5,525         4,072
Research and development costs..........................................         1,635         1,363         1,010
Patent litigation.......................................................            54           308           330
                                                                          ------------  ------------  ------------
                                                                                 7,316         7,196         5,412
                                                                          ------------  ------------  ------------
Income (loss) from operations...........................................         1,236         2,334           798
Non-operating income (expense)--net.....................................           101          (132)         (171)
                                                                          ------------  ------------  ------------
Income (loss) before taxes..............................................         1,337         2,202           627
Income taxes (credit)...................................................           535          (573)           25
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $        802  $      2,775  $        602
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Income (loss) per common share:
   Primary..............................................................  $        .08  $        .30  $        .08
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
   Fully diluted........................................................  $        .08  $        .27  $        .07
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average number of common and common equivalent shares used in calculation of earnings per common share:
   Primary..............................................................    10,579,000     9,168,000     7,739,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
   Fully diluted........................................................    10,588,000    10,688,000    10,190,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The accompanying notes are an integral part of the consolidated financial statements.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Dollars in thousands)

                                                                                       FOREIGN
                                          COMMON STOCK                  ADDITIONAL    CURRENCY
                                --------------------------------------    PAID-IN    TRANSLATION  RETAINED
                                    SHARES       AMOUNT       CAPITAL    ADJUSTMENT   EARNINGS     TOTAL
                                -------------  -----------  -----------  -----------  ---------  ---------
Balances, December 31, 1993...  7,378,538       $   74     $  5,311     $   (219)  $  (4,167)  $    999
Exercise of stock options.....     30,000            1           20           --          --         21
Conversion of debt to             142,000
  equity......................                       1           70           --          --         71
Foreign currency translation    --
  adjustment..................                      --           --           35          --         35
Net income....................  --                  --           --           --         602        602
                                -----------       -----   -----------       -----   ---------  ---------
Balances, December 31, 1994...  7,550,538       $   76    $   5,401    $    (184)  $  (3,565) $   1,728
Exercise of stock options.....     15,100           --           11           --          --         11
Conversion of Debenture.......  2,400,000           24        1,176           --          --      1,200
Foreign currency translation
  adjustment..................         --           --           --         (18)        --          (18)
Exercise of stock warrants....    346,225            3          205           --          --        208
Net income....................         --           --           --           --       2,775      2,775
                                -----------       -----   -----------       -----   ---------  ---------
Balances, December 31, 1995...  10,311,863      $  103    $   6,793    $    (202)  $    (790) $   5,904
Exercise of stock options.....      22,800          --           13           --          --         13
Retirement of Common Stock....    (478,091)         (4)        (661)          --          --       (665)
Foreign currency translation            --
  adjustment..................                      --           --          121          --        121
Net income....................          --          --           --           --         802        802
                                -----------      -----   -----------       -----   ---------  ---------
                                 9,856,572      $   99    $   6,145    $     (81)  $      12  $   6,175
                                -----------      -----   -----------       -----   ---------  ---------
                                -----------      -----   -----------       -----   ---------  ---------


  The accompanying notes are an integral part of the consolidated statements.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                              1996       1995       1994
                                             -------   ---------  ---------

Cash Flow From Operating Activities:
Net income.................................  $   802   $   2,775  $     602
                                             --------- ---------  ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization..............      192         282        192
Provision for excess and obsolescence......      328         565        297
Provision for bad debts....................       19          59          1
Changes in current assets and liabilities:
Accounts receivable........................      188        (720)    (1,028)
Inventories................................     (667)     (1,121)      (232)
Other current assets.......................      (31)         (5)        52
Accounts payable...........................     (637)        227        725
Income taxes...............................      107          69         20
Deferred taxes.............................      (13)       (723)        --
Other current liabilities..................     (146)        954        249
                                             ---------  ---------  ---------
Total adjustments..........................     (660)       (413)       276
                                             ---------  ---------  ---------
Net cash provided by operating activities..      142       2,362        878
                                             ---------  ---------  ---------
Cash Flows Used For Investing Activities:
Additions to property and equipment........     (104)       (115)       (32)
Disposals of property and equipment........        1           6          2
Additions to other assets..................      (42)        (68)       (29)
                                             ---------  ---------  ---------
Net cash (used for) investing activities...     (145)       (177)       (59)
                                             ---------  ---------  ---------
Cash Flows Used For Financing Activities:
Issuance of Common Stock...................       13         219         21
Repurchase of Common Stock.................     (665)         --         --
Principal payments under long-term debt and
 capital lease obligations................      (166)       (232)      (376)
                                             ---------  ---------  ---------
Net cash used for financing activities.....     (818)        (13)      (355)
Foreign currency translation adjustment....      121         (18)        35
                                             ---------  ---------  ---------
Cash and Cash Equivalents:
Net increase (decrease)....................     (700)      2,154        499
Balance, beginning of year.................    2,825         671        172
                                             ---------  ---------  ---------
Balance, end of year.......................  $ 2,125     $ 2,825  $     671
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
Conversion of debt to equity...............  $   --     $ 1,200  $      71
Capital lease obligations..................      88         200         --
Supplemental Disclosures of Cash

Supplemental Disclosure of Cash Flow
   Information:

Cash paid during the periods for:
  Interest.................................  $   40     $   118  $     189
Income taxes...............................     440          97         25


    The accompanying notes are an integral part of the consolidated financial statements.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Years Ended December 31, 1996

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company is engaged in designing, engineering, manufacturing and marketing state-of-the-art thermal processing systems for soldering surface mount devices to printed circuit boards and cleaning of the finished assembly. The Company's customers are captive and contract manufacturers of medium to high reliability printed circuit boards. The primary market for the Company's products is the electronics industry, where the systems are used in the production of printed circuit boards, ceramic hybrid semiconductor packages and glass/epoxy circuits. Segments of the electronics industry served by the Company's products are: computer and peripheral office equipment, test and measurement equipment, telecommunications equipment, medical electronics and contract assembly. The Company sells and markets its products on a worldwide basis, with approximately 50% of its revenue from foreign countries, primarily Europe and Southeast Asia. The significant accounting policies employed are as follows:

    Principles of Consolidation--

    The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiaries, Vitronics Europe Ltd., located in the United Kingdom and Vitronics Foreign Sales Corporation located in Barbados. All significant intercompany balances, transactions and profits have been eliminated.

    Cash Equivalents--

    The Company considers all highly-liquid debt instruments with a maturity of three months or less, at the time of purchase, to be cash equivalents. At December 31, 1996 and December 31, 1995, the Company had approximately $1,802,000 and $1,886,000 respectively, on deposit at one bank.

    Inventories--

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Provision is made for excess or obsolete inventory in the period in which such matters are identified. The Company classifies its demo machines as finished goods and amortizes the cost over three years. This amortization is included in inventory reserves.

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

    The estimated useful lives used to compute depreciation are as follows:

             DESCRIPTION                     YEARS
             -----------                     -----
Machinery and equipment..............         3-8
Furniture and fixtures...............         5-8

    Other Assets--

    Included in other assets are patents and debenture costs associated with the issuance of long-term debt. Patents and debenture costs are being amortized on the straight-line method over their estimated useful lives ranging from three to seven years.



    Foreign Currency Translation--

    All assets and liabilities of the Company's United Kingdom subsidiary are translated at exchange rates in effect at each respective balance sheet date (December 31, 1996 and December 31, 1995). Income and expenses are translated at average rates for the year. The resulting differences, due to changing exchange rates, are charged or credited to the cumulative translation adjustment included as part of Stockholders' Equity. Gains and losses from foreign currency transactions are included in earnings. Included in other expenses were gains of $26,000 in 1996 and losses of $13,000 during 1995.

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

    Stock Options--

    Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. The statement encourages, but does not require, a fair value based method of accounting for stock based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25. For those entities electing to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosure of net income and earnings per share computed as if the fair value based method had been applied. The Company has elected to continue to account for stock-based compensation costs under APB Opinion No. 25. Options and warrants issued by the Company are covered by APB No. 25, and no compensation cost has been recognized by the Company since the exercise price for the options and warrants equals the fair market value of the stock at the date of grant.

    Income (Loss) Per Common Share--

    The income (loss) per share is based on the weighted average number of common and common equivalent shares (where dilutive) outstanding during the year.

    During 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share". This standard is designed to improve the Earnings Per Share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company will implement the new standard in its fiscal year ending December 31, 1997. The impact of the implementation of this standard has not yet been determined.

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

    Reclassification--

    Certain 1995 and 1994 balances have been reclassified in order to conform to the 1996 presentation.

B. SUBSEQUENT EVENT

    On February 16, 1997, the Company's President and Chief Operating Officer, Ronald W. Lawler, resigned to pursue other interests.

C. STOCK REPURCHASE

    On February 8, 1996, the Company announced that its Board of Directors authorized the repurchase of up to five percent of its common stock, or approximately 500,000 shares. In September 1996, the Company repurchased 475,000 shares of its common stock at a cost of approximately $665,000. These shares were retired after their repurchase. Presently, the Company has no plans to repurchase additional shares, but will evaluate business conditions, stock market conditions, price per share and other factors to determine if additional shares should be repurchased.

D. INVENTORIES

    Inventories consisted of (in thousands):

                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Finished goods.............................................................  $     833  $     498
Work in process............................................................        663        926
Raw material...............................................................      1,493      1,226
                                                                             ---------  ---------
                                                                             $   2,989  $   2,650
                                                                             ---------  ---------
                                                                             ---------  ---------

    The above amounts are net of inventory reserves amounting to $791,000 and $760,000 at December 31, 1996 and 1995, respectively.

E. PROPERTY AND EQUIPMENT

    Property and equipment consisted of (in thousands):

                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Machinery and equipment....................................................  $     946  $     936
Machinery and equipment under capital lease................................        279        200
Furniture and fixtures.....................................................        454        412
Leaseholds.................................................................        465        455
                                                                             ---------  ---------
                                                                             $   2,144  $   2,003
Less accumulated depreciation and amortization.............................      1,707      1,601
                                                                             ---------  ---------
                                                                             $     437  $     402
                                                                             ---------  ---------
                                                                             ---------  ---------



F. OTHER ASSETS

    Other assets consisted of (in thousands):

                                                                                    DECEMBER 31
                                                                                --------------------
                                                                                  1996       1995
                                                                                ---------  ---------
Patents.......................................................................  $     338  $     296
Less accumulated amortization.................................................        264        228
                                                                                ---------  ---------
                                                                                $      74  $      68
                                                                                ---------  ---------
                                                                                ---------  ---------

    The Company capitalized additional patent expenses of $42,000 during 1996 and $68,000 during 1995. These costs relate to patents applied for on the Company's line of solder reflow ovens.

G. OTHER CURRENT LIABILITIES

    Other current liabilities consisted of (in thousands):

                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Accrued sales commissions..................................................  $     721  $     485
Accrued payroll and related taxes..........................................        355        551
Accrued warranty costs.....................................................        193        197
Customer deposits..........................................................         95        283
Other......................................................................        389        383
                                                                             ---------  ---------
                                                                             $   1,753  $   1,899
                                                                             ---------  ---------
                                                                             ---------  ---------

H. INDEBTEDNESS

    Long-term liabilities consisted of (in thousands):

                                                                                    DECEMBER 31
                                                                                --------------------
                                                                                  1996       1995
                                                                                ---------  ---------
U.K. term loan, interest at bank base rate plus 3%............................  $     120  $     163
Notes payable, primarily to vendors, interest ranging from 0%-12%.............     --             47
Capital lease obligation interest rate ranging from 8.5% to 22%...............        198        186
                                                                                ---------  ---------
                                                                                      318        396
Less current maturities.......................................................        214        150
Total long-term liabilities--net of current maturities........................  $     104  $     246
                                                                                ---------  ---------
                                                                                ---------  ---------

    On October 1, 1993, the Company received $1,200,000 from an investment fund. This was a Convertible Subordinated Debenture with an interest rate of 10% convertible into 2,400,000 shares of Vitronics' common stock. The $1,200,000 Subordinated Convertible Debenture was converted into 2,400,000 shares of the Company's common stock at a conversion price of $.50 per share on August 11, 1995.

    In March 1995, the Company obtained a $500,000 revolving line of credit with First National Bank of Portsmouth. As of December 31, 1996, nothing had been drawn against this line. This line of credit is collateralized by the Company's U.S. receivables and U.S. inventory. The Company is also required to maintain a minimum debt service coverage of 1.2, a minimum net worth of no less than $2,550,000, and maintain a ratio of current assets to current liabilities of no less than 1.7. As of December 31, 1996, the Company was not in violation of any loan covenants.

    Borrowings under the U.K. term loan are collateralized by substantially all of the assets of VEL, the Company's United Kingdom subsidiary and guaranteed by the Company. The interest rate was 9.75% at December 31, 1996, and 9.75% at December 31, 1995. The final payments on this debt are due in August 1997.

    In 1993, approximately $365,000 of accounts payable were converted to long-term Notes Payable. As of December 31, 1995, approximately $47,000 of such Notes Payable remained outstanding and were paid during 1996.

    The Company finances some of its capital equipment acquisitions through lease financing. During 1996 and 1995, the Company entered into capital leases totaling approximately $88,000 and $200,000, respectively.

    As of December 31, 1996, aggregate maturities of liabilities were as follows (in thousands):

1997............................................................  $ 214
1998............................................................     62
1999............................................................     42
                                                                 ---------
                                                                  $ 318
                                                                 ---------
                                                                 ---------

    Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's U.K. term loan as of December 31, 1996 and December 31, 1995 approximated carrying value.

I. INCOME TAXES

    The provision (benefit) for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

    The provision (benefit) for income taxes consisted of (in thousands):

                                                                                YEAR ENDED DECEMBER
                                                                                         31
                                                                                --------------------
                                                                                  1996       1995
                                                                                ---------  ---------
Currently payable
  Federal.....................................................................  $  435     $   40
  Foreign.....................................................................     --         --
  State.......................................................................     113        110
                                                                                ---------  ---------
                                                                                   548        150
                                                                                ---------  ---------
Deferred (prepaid):
  Federal.....................................................................     144       (698)
  Foreign.....................................................................    (138)       --
  State.......................................................................     (19)       (25)
                                                                                ---------  ---------
Total Deferred................................................................     (13)      (723)
                                                                                $  535     $ (573)
                                                                                ---------  ---------
                                                                                ---------  ---------



    Reconciliation of income taxes at the statutory rate to the effective rate reflected in the financial statements were as follows:

                                                                                 YEAR ENDED DECEMBER
                                                                                          31
                                                                                 --------------------
                                                                                   1996       1995
                                                                                 ---------  ---------
Statutory income tax rate......................................................    34.0%      34.0%
Utilization of prior years tax benefits........................................     --       (32.1%)
Reduction of valuation allowance...............................................     --       (32.8%)
State taxes, net of Federal benefit............................................     4.6%       3.6%
Other..........................................................................     1.4%       1.3%
                                                                                 ---------  ---------
                                                                                   40.0%     (26.0%)
                                                                                 ---------  ---------
                                                                                 ---------  ---------

    The components of the net deferred assets and liabilities were as follows ( in thousands):

                                                                                    DECEMBER 31
                                                                                --------------------
                                                                                  1996       1995
                                                                                ---------  ---------
Deferred Tax assets:
  Inventory reserves..........................................................   $ 172       $ 242
  Accounts receivable reserves................................................      43          43
  Other liabilities and reserves..............................................     200          79
  Depreciation and amortization...............................................     183         175
  Capital loss carryforwards..................................................     160         160
  Net operating loss carryforwards............................................     138         109
  Research and development credits............................................      --          75
                                                                                 --------    -------
Total deferred tax asset......................................................     896         883
Valuation allowance...........................................................    (160)       (160)
                                                                                 --------    -------
Net deferred tax assets.......................................................   $ 736       $ 723
                                                                                 --------    -------
                                                                                 --------    -------

    The Company currently has a net operating loss carryforwards for foreign income tax purposes of approximately $419,000 expiring in 2009. Realization is dependent upon generating sufficient taxable income in VEL prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of this deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. There are also capital loss carryforwards of $470,000 which will expire in 1997. The Company has maintained a valuation of $160,000 due to the uncertainty surrounding the ultimate utilization of these losses.

J. COMMITMENTS

    The Company leases its facilities and certain equipment under operating leases ranging up to five years with renewal and purchase options. The leases provide for monthly rental payments, plus, in certain situations, payments for real estate taxes, insurance and maintenance. Rental expense for property, machinery and equipment charged to operations was $463,000, $427,000 and $372,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    At December 31, 1996, future minimum payments applicable to non-cancelable operating leases with initial terms of one year or more were as follows (in thousands):

1997.................................................................  $ 298
1998.................................................................    244
1999.................................................................     30
2000.................................................................     19
2001.................................................................      9
                                                                       --------
                                                                       $ 600
                                                                       --------
                                                                       --------

    The Company is currently involved in a patent litigation suit against a competitor, Conceptronic, Inc. The Company commenced the suit in November 1991, seeking an injunction and damages against Conceptronic for infringement of an apparatus patent and a method patent, both of which are owned by the Company and cover certain aspects of its solder reflow systems. The trial regarding this dispute commenced on July 25, 1995 in the United States District Court for the District of New Hampshire. On August 16, 1995, the Court directed a verdict of non-infringement in favor of Conceptronic on the method patent, while the jury rendered a verdict of non-infringement in favor of Conceptronic on the apparatus patent. The Company does not expect the jury's verdict to have a negative impact upon the Company's financial condition or results of operations. The Company has appealed the directed verdict on the method patent. In July 1996, the Company received a favorable ruling from the United States Court of Appeals for the Federal Circuit in its appeal. The appellate court reversed the trial court's judgment of non-infringement by Conceptronic Inc. of Claim 1 of U.S. Patent No. 4,654,502 and has remanded the case back to the United States District Court for further proceedings. The Company does not anticipate that additional costs relating to this process will be significant until the case is returned to the trial court which is expected to occur in May 1997. The Company is unable to predict the outcome of the new trial, but does not believe that an adverse decision, however unlikely in the Company's view, will have a material effect on the Company's financial condition or results of operation. The Company intends to pursue all of its legal rights and remedies in connection with this litigation, and believes that a favorable outcome may result in certain licensing opportunities for the Company which could have a positive impact on its financial condition and results of operations in the future.

    On December 23, 1996, Conceptronic Inc. brought a lawsuit against the Company for malicious prosecution and abuse of the legal process. The suit claims Vitronics Corporation, when it began a 1991 patent infringement case against Conceptronic, knew or should have known that the suit was without merit. Conceptronic said the Patent and Trademark Office rejected a key claim of the patent and jury verdict in 1995 and gave a unanimous non-infringement verdict. Conceptronic is suing for no less than $1.3 million, with additional amounts to be determined. The Company is vigorously defending the lawsuit and feels it is without merit.

    The Company, in the normal course of business, is involved in various other legal proceedings, that in the opinion of management, will not have a material effect on the Company's financial conditions or results of operations.

K. STOCK OPTIONS

    Stock Option Plans--

    The Company has Stock Option Plans for the benefit of employees, officers, directors and consultants under the provisions of both "Incentive Stock Options" and "Non-Qualified Stock Options" may be granted to purchase an aggregate of 1,300,000 shares of the Company's common stock. Options granted under the plans must have an exercise price equal to at least fair market value of a share of common stock on the date the option is granted. The Stock Option Committee may issue options which are exercisable over a period not to exceed ten years and vest from date of issuance up to five years. The following schedule summarizes the stock option activity during the three years ending December 31, 1996:

                                                                                 1996        1995        1994
                                                                              ----------  ----------  ----------
Outstanding at beginning of year............................................  1,033,500     922,800     784,600
    Granted................................................................    124,000     179,500     324,000
    Exercised..............................................................    (22,800)    (15,100)    (30,000)
    Expired................................................................    (50,000)
    Canceled...............................................................   (129,500)    (53,700)   (155,800)
                                                                             ----------  ----------   ---------
Outstanding at end of year..................................................    955,200   1,033,500     922,800
                                                                             ----------   ----------   ---------
Exercisable at end of year..................................................    626,700     567,140     409,900
                                                                             ----------   ----------   ---------
Weighted average exercise price of exercisable options...................... $      .89   $     .89    $    .95

                                                                 1996               1995               1994
                                                           -----------------  -----------------  ----------------
Price per share of options:
    Outstanding
      From low of..........................................           $.5625              $.5625             $.5625
      To high of...........................................            2.375               2.375               1.75
      Weighted average price outstanding...................             1.15                1.13                .95
    Granted................................................     1.03 to 2.25     1.5938 to 2.375      .01 to 1.3125
    Exercised..............................................  .5625 to 1.3125       .5625 to 1.25                .01
    Canceled...............................................   .5625 to 2.375      .5625 to 1.875     .5625 to 1.875
    Expired................................................           1.5938                 ---                ---

    Options were exercised during 1996 at a weighted average price of $0.73 per share.

    The weighted average remaining time to expiration for options outstanding at December 31, 1996 is approximately three years.

    Options to purchase 172,800 and 247,000 shares were available to be granted under these plans as of December 31, 1996 and 1995, respectively. When options under these plans are canceled, they may be granted again at a later date. Options to purchase 626,700 shares at prices ranging from $.5625 to $2.375 per share were exercisable as of December 31, 1996, and options to purchase 567,140 shares at prices ranging from $.5625 to $2.348 were exercisable as of December 31, 1995. The Company has reserved 1,128,000 and 1,280,500 shares of common stock as of December 31, 1996 and December 31, 1995, respectively, for these plans.

    In addition, as of December 31, 1994, the Company had 346,225 outstanding stock warrants to purchase the Common Stock of the Company at an exercise price of $.60. During 1995, all 346,225 outstanding stock warrants were exercised.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans, accordingly, no compensation cost has been recognized for these plans. Had compensation cost been determined consistent with SFAS No. 123, as described in footnote A and below, the Company's 1996 net income and EPS would have approximated the proforma amounts noted below.

                                                                                 1996       1995
                                                                               ---------  ---------
Net income--as reported......................................................   $ 802      $ 2,775
Net income--pro forma........................................................     764        2,772
Earnings per share--as reported..............................................     .08          .27
Earnings per share--pro forma................................................     .07          .27

    In order to compute the pro forma compensation cost as if the Company had adopted SFAS No. 123, the Company used the Black-Scholes option-pricing model to determine the fair value of options granted in 1996 and 1995. The fair value of the options granted in 1996 and 1995 was $0.69 and $1.59, respectively. Value was determined utilizing the following weighted average assumptions: dividend rate of 0%, expected volatility of 70%, risk-free interest rate of 5.9% for 1996, and 5.53% for 1995, and expected lives of 6 years. Under SFAS No. 123, the fair value is determined at grant date using the model and this value is amortized over the vesting period of the options.

L. NON-OPERATING EXPENSE (INCOME)--NET

    Non-operating expense (income)--net consisted of (in thousands):

                                                            YEAR ENDED DECEMBER 31
                                                     ------------------------------------
                                                        1996         1995         1994
                                                     ----------    ---------    ---------
Interest income.................................        (86)         (58)         (10)
Interest expense................................         40          118          189
Gain on sale of assets..........................         --           --          (85)
Other, net......................................        (55)          72           77
                                                     ----------    ---------    ---------
                                                     $ (101)       $ 132        $ 171
                                                     ----------    ---------    ---------
                                                     ----------    ---------    ---------

                                      28

M. FOREIGN OPERATIONS

The Company operates in one industry segment. Data by geographic area follows (in thousands):

                                                                                       YEAR ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Foreign revenues:
   Asia..........................................................................  $ 9,127    $ 6,087    $ 4,974
   Europe........................................................................    3,343      5,154      2,663
                                                                                   ---------  ---------  ---------
   Other.........................................................................      152        661        275
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
                                                                                   $12,622    $11,902    $ 7,912
Revenues by manufacturing operations:
   United States.................................................................  $19,465    $18,946    $14,257
   United Kingdom................................................................    4,048      5,804      3,705
                                                                                   ---------  ---------  ---------
                                                                                   $23,513    $24,750    $17,962
Less intracompany transfers:
   Net Revenues..................................................................     (805)    (1,225)      (616)
                                                                                   ---------  ---------  ---------
                                                                                   $22,708    $23,525    $17,346
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Income (loss) from operations:
   United States.................................................................  $ 1,250    $ 1,615    $   534
   United Kingdom................................................................      (14)       719        264
                                                                                   ---------  ---------  ---------
                                                                                   $ 1,236    $ 2,334    $   798
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Identifiable assets:
   United States.................................................................  $ 7,635    $ 7,559    $ 4,614
   United Kingdom................................................................    2,128      2,687      1,438
                                                                                   ---------  ---------  ---------
                                                                                   $ 9,763    $10,246    $ 6,052
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    With respect to foreign revenues, unaffiliated revenues from customers in the United Kingdom were approximately $2,391,000 or 10% of net revenues in 1996, and approximately $3,155,000 or 13% of net revenues in 1995. In addition, unaffiliated revenues from customers in Korea were approximately $4,384,000, or 19% of net revenues in 1996.

N. MAJOR CUSTOMERS

    During 1996, no customer accounted for more than 10% of net sales. During 1995, one customer accounted for 12% of net sales. Accounts receivable from the customer at December 31, 1995 amounted to $729,679. Another customer accounted for 10% of net sales during 1995. This customer accounts receivable balance at December 31, 1995 amounted to $68,619.

    During 1994, one customer accounted for 15% of net sales. Accounts receivable from this customer at December 31, 1994 amounted to $254,934.

O. EMPLOYEE BENEFIT PLANS

    The Company maintains a 401(k) Plan and a defined Contribution Plan. The 401(k) Plan covers substantially all full-time U.S. employees who have twelve months of service and have attained the age of 21. Employee contributions may range from 2% -15% of compensation with a discretionary matching Company contribution. The Company is currently matching 25% of the employees contribution, up to 1.5% of total compensation. The Company may also make an optional contribution for any plan year at its discretion. The defined Contribution

Plan covers all full-time employees in the United Kingdom. Contributions to the Plan are made only by the Company, and at the Company's discretion.

    The Company has expensed approximately $61,275, $49,196 and $41,438, relating to contributions to the Plans during 1996, 1995 and 1994, respectively.

    The Company does not currently offer employment benefits subject to the provisions of Statements of Financial Accounting Standards 106 and 112.


P. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                           QUARTER ENDED
                                                                             ------------------------------------------
                                                                              DEC 31     SEPT 28     JUN 29    MAR 30
                                                                             ---------  ---------  ---------  ---------

                                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                                                              AMOUNTS)
1996:
    Net sales..............................................................  $4,828    $5,814    $6,207    $5,859
    Gross profit...........................................................   1,501     2,421     2,289     2,341
    Gross profit %.........................................................      31%       42%       37%       40%
    Income before taxes....................................................     123       351       358       505
    Taxes..................................................................      49       141       143       202
    Net income.............................................................      74       210       215       303
    Net income per common share
        --Primary..........................................................    $.01      $.02      $.02      $.03
        --Fully diluted....................................................    $.01      $.02      $.02      $.03

                                                                                           QUARTER ENDED
                                                                             ------------------------------------------
1995:                                                                         DEC 31     SEPT 30     JUL 1     APR 1
                                                                             ---------  ---------  ---------  ------
    Net sales..............................................................  $6,455    $6,450    $5,767    $4,853
    Gross profit...........................................................   2,569     2,668     2,422     1,871
    Gross profit %.........................................................      40%       41%       42%       39%
    Income before taxes....................................................     725       711       539       227
    Taxes..................................................................    (625)       36        13         3
    Net income.............................................................   1,350       675       526       224
    Net income per common share
        --Primary..........................................................    $.14      $.07      $.06      $.03
        --Fully diluted....................................................    $.13      $.06      $.06      $.02

    During the fourth quarter of 1995, the Company reduced its tax valuation allowing by a net $723,000 (net of current year utilization) because it was more likely than not that these favorable tax attributes would be realized.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                      VALUATION AND QUALIFYING ACCOUNTS
                                (000's 0mitted)

                                                                            ADDITIONS
                                                              BALANCE      CHARGED TO                          BALANCE
                                                             BEGINNING      COSTS AND       DEDUCTIONS(A)      END OF
                                                             OF PERIOD      EXPENSES         WRITE-OFFS        PERIOD
                                                            -----------  ---------------  -----------------  -----------
Allowance for doubtful accounts
   year ending December 31,

  1996                                                         $128           $ 19             $ --             $147
  1995                                                          100             59               31              128
  1994                                                          120              1               21              100

Inventory reserves year ending December 31,

  1996                                                         $760           $328             $297             $791
  1995                                                          367            565              172              760
  1994                                                          289            297              219              367

(A) Deductions represent amounts determined to be uncollectible and charged against the reserve.