Form 10-Q
period 1997-03-30
VITRONICS CORP
filed 1997-05-13
CIK 712036

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 1997

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the transition period from       to
                                   ------   --------

    Commission File Number: O-13715

                               VITRONICS CORPORATION
              (Exact name of registrant as specified in its charter)

  COMMONWEALTH OF MASSACHUSETTS                             04-2726873)
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

    1 Forbes Road, Newmarket, NH                               03857
   (Address of principal executive offices)                 (Zip Code)


     Registrant's telephone number, including area code (603) 659-6550

                                       NONE
           (Former name, former address and former fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES   X    NO
                      -------   -------

    Number of shares outstanding of each of the registrant's classes of common stock as of March 30, 1997:

    Common Stock, $.01 par value: 9,856,572 shares

                             VITRONICS CORPORATION

                                     INDEX

                                                                            PAGE
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements:

   Condensed Consolidated Balance Sheets--March 30, 1997 (unaudited)
   and December 31, 1996............................................          3

   Condensed Consolidated Statements of Operations (unaudited)--Three
   Months Ended March 30, 1997 and March 30, 1996...................          4

   Condensed Consolidated Statements of Cash Flows (unaudited)--Three
   Months Ended March 30, 1997 and March 30, 1996...................          5

   Notes to Condensed Consolidated Financial Statements (unaudited).          6

   Calculation of Net Income Per Share--Three Months Ended March 30, 1997
   and March 30, 1996...............................................          7

Item 2--Management's Discussion and Analysis of Financial Condition and
   Results of Operations............................................          8



PART II--OTHER INFORMATION

   Item 6...........................................................         10

   Signatures.......................................................         11

                                      PART I
                         Item 1. Financial Information


                     VITRONICS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (000's omitted)

                                                 MARCH 30,         DECEMBER 31,
                                                   1997                1996
                                                (UNAUDITED)             (*)
                                              ---------------      -------------

ASSETS
Current assets:
  Cash and cash equivalents.................     $ 1,923               $2,125
  Accounts receivable, net..................       3,839                3,177
  Inventories...............................       3,244                2,989
  Deferred taxes............................         584                  553
  Other current assets......................         114                  225
                                              ---------------      -------------
    Total current assets....................       9,704                9,069
Property and equipment, net.................         417                  437
Deferred taxes..............................         183                  183
Other assets................................          88                   74
                                              ---------------      -------------
                                                 $10,392               $9,763
                                              ---------------      -------------
                                              ---------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................     $ 2,128               $1,341
  Income taxes payable......................         139                  176
  Other current liabilities.................       1,641                1,753
  Current maturities of long-term
    liabilities.............................         204                  214
                                              ---------------      -------------
    Total current liabilities...............       4,112                3,484

Long-term liabilities, net of current
  maturities................................          85                  104

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
  Common Stock, $.01 par value..............          99                   99
  Additional paid-in capital................       6,145                6,145
  Foreign currency translation..............        (140)                 (81)
  Retained earnings (deficit)...............          91                   12
                                              ---------------      -------------
                                                   6,195                6,175
                                              ---------------      -------------
                                                 $10,392            $   9,763
                                              ---------------      -------------
                                              ---------------      -------------

* Condensed from audited financial statements

    The accompanying notes are an integral part of these condensed financial statements.

                     VITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                  (000's omitted except per share amounts)

                                                     THREE MONTHS ENDED
                                                 ------------------------
                                                  MARCH 30,    MARCH 30,
                                                    1997         1996
                                                 -----------  -----------
Net sales.......................................   $   5,457    $   5,859
Cost of goods sold..............................       3,423        3,518
                                                   ---------    ---------
  Gross profit..................................       2,034        2,341
Selling, general and administrative expenses....       1,523        1,442
Research and development costs..................         331          369
Patent litigation...............................          39           20
                                                   ---------    ---------
                                                       1,893        1,831
                                                   ---------    ---------
Income from operations..........................         141          510
Non-operating expense--net......................          (9)          (5)
                                                   ---------    ---------
Income before taxes.............................         132          505
Income taxes....................................          53          202
                                                   ---------    ---------
Net income......................................   $      79    $     303
                                                   ---------    ---------
                                                   ---------    ---------
Net earnings per common share:
  Primary.......................................   $    0.01    $    0.03
                                                   ---------    ---------
                                                   ---------    ---------
  Fully diluted.................................   $    0.01    $    0.03
                                                   ---------    ---------
                                                   ---------    ---------
Weighted average number of common and common
 equivalent shares used in calculation of
 earnings per common share:
  Primary.......................................      10,049       10,861
                                                   ---------    ---------
                                                   ---------    ---------
  Fully diluted.................................      10,075       10,874
                                                   ---------    ---------
                                                   ---------    ---------


    The accompanying notes are an integral part of these condensed financial statements.

                      VITRONICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (000's omitted)

                                                             THREE MONTHS ENDED
                                                            --------------------

                                                            MARCH 30,  MARCH 30,
                                                              1997         1996
                                                            ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................    $   79     $ 303
   Adjustments to reconcile net income to net cash flows
    provided by (used for) operating activities:
      Depreciation and amortization......................        57        46
      Provision for excess and obsolescence..............       149        58
      Provision for bad debts............................        6         --
      Changes in current assets and liabilities:
        Accounts receivable..............................      (668)       232
        Inventories......................................      (404)      (583)
        Other current assets.............................       111        (16)
        Accounts payable.................................       787        127
        Income taxes.....................................       (37)        42
        Deferred Taxes...................................       (31)       109
        Other current liabilities........................      (112)      (709)
                                                             ------    -------
          Total adjustments..............................      (142)      (694)
                                                             ------    -------
  Net cash provided by operating activities..............       (63)      (391)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment....................       (28)       (49)
  Additions to other assets..............................       (23)       (24)
                                                             ------    -------
  Net cash used for investing activities.................       (51)       (73)

CASH FLOWS FROM FINANCING ACTIVITIES:`
  Payments of long-term debt.............................       (29)       (15)
  Issuance of common stock...............................        --          1
                                                             ------    -------
  Net cash used for financing activities.................       (29)       (14)
  Foreign currency translation adjustment................       (59)       (28)
                                                             ------    -------

CASH:
  Net increase (decrease)................................      (202)      (506)
  Balance, beginning period..............................     2,125      2,825
                                                             ------    -------
  Balance, end of period.................................    $1,923     $2,319
                                                             ------    -------
                                                             ------    -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest.............................................         8          7
    Income taxes.........................................       133         50

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Capital lease obligations..............................        --         55


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

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (File #0-13715) on March 28, 1997.

B. INVENTORIES

    Inventories valued at the lower of cost (determined using the first-in, first-out method) or market, were as follows (in thousands):

                                              MARCH 30,     DECEMBER 31,
                                                1997           1996
                                              ---------     ------------

    Finished Goods..........................   $  765          $  833
    Work in process.........................      617             663
    Raw materials...........................    1,862           1,493
                                               ------          ------
                                               $3,244          $2,989
                                               ------          ------
                                               ------          -------

                     VITRONICS CORPORATION AND SUBSIDIARIES

                 CALCULATION OF NET EARNINGS PER COMMON SHARE

          FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 30, 1996

                                                        MARCH 30, 1997
                                                --------------------------
                                                                 FULLY
                                                  PRIMARY       DILUTED
                                                ------------  ------------
Net income.................................     $    79,000   $    79,000
Weighted average shares outstanding:
  Common stock.............................       9,856,572     9,856,572
  Stock options............................         192,601       218,410
                                                -----------  ------------
  Weighted average shares outstanding......      10,049,173    10,074,984
                                                -----------  ------------
                                                -----------  ------------
Earnings per share.........................     $      0.01   $      0.01

                                                        MARCH 30, 1996
                                                --------------------------
                                                                 FULLY
                                                  PRIMARY       DILUTED
                                                ------------  ------------
Net income.................................     $   303,000  $    303,000
Weighted average shares outstanding:
  Common stock.............................      10,313,819    10,313,819
  Stock options............................         546,914       559,830
                                                -----------  ------------
  Weighted average shares outstanding......      10,860,733    10,873,649
                                                -----------  ------------
                                                -----------  ------------
Earnings per share.........................     $      0.03  $       0.03

                     VITRONICS CORPORATION AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales for the quarter ended March 30, 1997 were $5,457,000 compared with $5,859,000 for the same period in 1996, a decrease of 7%. Bookings for the three months ended March 30, 1997 were $5,888,000 versus $6,606,000 for the same period in 1996, a decrease of 11%. The decline in revenues is attributable to the decline in bookings, primarily in the U.S. and Asia. This was a result of a slowdown in the overall economy and the market for the Company's products. The Company does not anticipate that the percentage change in net revenues and bookings for the three months ended March 30, 1997 is necessarily indicative of the trend for the entire fiscal year. Backlog at March 30, 1997 was $2,415,000 versus $1,984,000 at December 31, 1996, and $3,594,000 at March 30, 1996.

    Gross margin for the three months ended March 30, 1997 decreased to 37% from 40% for the same period in 1996. The decrease is a result of initial costs associated with the SELECTSeries -TM- systems. The labor and material on the early shipments were greater than the UNITHERM-Registered Trademark- systems. It is not expected that these costs will remain at that level on a going forward basis.

    Operating expenses for the three months ended March 30, 1997 were $1,893,000 versus $1,831,000 for the same period in 1996, an increase of 3%. Operating expenses as a percentage of sales for such periods were 35% and 31%. The increase in actual spending is the result of the increased staffing levels and marketing expenses. The first quarter of 1997 includes approximately $135,000 of severance pay for a former executive of the Company.

    For the first quarter of 1997, selling, general and administrative expenses as a percentage of sales were 28% versus 25% in 1996. The increase in actual spending is a result of the increased sales volume which resulted in higher commission and marketing expenses. Research and development expenses as a percentage of sales for such periods were 6% in 1997 versus 6% in 1996.

    Costs relating to the Company's patent infringement lawsuit were $39,000 for the three months ended March 30, 1997, as compared to $20,000 for the comparable 1996 period.

    The Company recorded tax expense of $53,000 for the quarter ended March 30, 1997, as compared to $202,000 for the comparable quarter of 1996. This was a result of the lower pre-tax income. The effective tax rate for both periods was 40%

    Net income for the first quarter of 1997 was $79,000, compared to $303,000 for the comparable period of 1996. For the first quarter of 1997, net income was $0.01 per primary share, and $0.01 per fully diluted share. For the comparable 1996 period, net income was $0.03 per primary share, and $0.03 per fully diluted share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company continues to monitor its operations spending levels very closely with the goal of cash conservation. During the quarter ended March 30, 1997, cash decreased $202,000 to $1,923,000. This decrease was caused by an increase in the Company's inventory and accounts receivable levels.

    The Company has reviewed its capital spending budget for the remainder of 1997 and expects to finance its capital equipment acquisition through lease financing. The Company believes that its current cash balances and cash from operations will be adequate to meet the Company's working capital requirements for the balance of the year.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

ITEM 6:

     (a). Exhibits

               27  Financial Data Schedule (EDGAR filing only)

     (b). No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VITRONICS CORPORATION

DATE: MAY 12, 1997              BY: /S/JAMES J. MANFIELD, JR.
                                    --------------------------
                                    JAMES J. MANFIELD, JR.
                                    CHAIRMAN OF THE BOARD,
                                    CHIEF EXECUTIVE OFFICER,
                                    CHIEF FINANCIAL OFFICER,
                                    AND TREASURER


DATE: MAY 12, 1997             BY: /S/DANIEL J. SULLIVAN
                                   --------------------------
                                   DANIEL J. SULLIVAN,
                                   VICE PRESIDENT, CONTROLLER,
                                   PRINCIPAL ACCOUNTING OFFICER