Form 10-Q
period 1997-06-29
VITRONICS CORP
filed 1997-08-12
CIK 712036

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 29, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from____________to____________

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

    Number of shares outstanding of each of the registrant's classes of common stock as of June 29, 1997:

    Common Stock, $.01 par value: 9,856,572 shares

                             VITRONICS CORPORATION

                                     INDEX

PART I--FINANCIAL INFORMATION:                                                     PAGE
------------------------------                                                     -----
Item 1--Financial Statements:

    Condensed Consolidated Balance Sheets - June 29, 1997 (unaudited)
    and December 31, 1996......................................................       3

    Condensed Consolidated Statements of Operations (unaudited) -  Three Months
    and Six Months Ended June 29, 1997 and June 29, 1996.......................       4

    Condensed Consolidated Statements of Cash Flows (unaudited)--Six Months
    Ended June 29, 1997 and June 29, 1996......................................       5

    Notes to Condensed Consolidated Financial Statements (unaudited)...........       6

    Calculation of Net Income Per Share--Three Months Ended June 29, 1997 and
    June 29, 1996..............................................................       7

    Calculation of Net Income Per Share--Six Months Ended June 29, 1997 and
    June 29, 1996..............................................................       8

    Item 2--Management's Discussion and Analysis of Financial Condition and
    Results of Operations.....................................................        9

Part II--Other Information

    Items 1 through 6.........................................................      11

    Signatures................................................................      12

                    VITRONICS CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (000's omitted)

                                               JUNE 29,      DECEMBER 31,
                                                 1997           1996
                                              (UNAUDITED)       (*)
                                              ----------    -------------
ASSETS
Current assets:
  Cash and cash equivalents.................   $1,198          $2,125
  Accounts receivable, net..................    4,294           3,177
  Inventories...............................    3,272           2,989
  Deferred taxes............................      525             553
  Other current assets......................      146             225
                                                ------      ---------
    Total current assets....................    9,435           9,069

Property and equipment, net.................      378             437
Deferred taxes..............................      183             183
Other assets................................       89              74
                                               ------       ---------
                                              $10,085          $9,763
                                               ------       ---------
                                               ------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................   $1,677          $1,341
  Income taxes payable......................      217             176
  Other current liabilities.................    1,404           1,753
  Current maturities of long-term
    liabilities.............................      196             214
                                               ------       ---------
    Total  current liabilities..............    3,494           3,484

Long-term liabilities, net of current
  maturities................................       85             104

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
  Common Stock, $.01 par value..............       99              99
  Additional paid-in capital................    6,145           6,145
  Foreign currency translation..............     (115)            (81)
  Retained earnings (deficit)...............      377              12
                                               ------        ---------
                                                6,506           6,175
                                               ------        ---------
                                              $10,085          $9,763
                                               ------        ---------
                                               ------        ---------

------------------------

*   Condensed from audited financial statements

    The accompanying notes are an integral part of these condensed financial statements.

                      VITRONICS CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   (000's omitted except per share amounts)


                                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          ------------------------  --------------------
                                                                           JUNE 29,     JUNE 29,    JUNE 29,   JUNE 29,
                                                                             1997         1996        1997       1996
                                                                          -----------  -----------  ---------  ---------
Net sales...............................................................   $   5,246    $   6,207   $  10,703  $  12,066
Cost of goods sold......................................................       3,156        3,918       6,579      7,436
                                                                          -----------  -----------  ---------  ---------
  Gross profit..........................................................       2,090        2,289       4,124      4,630

Selling, general and administrative expenses............................       1,279        1,501       2,802      2,943
Research and development costs..........................................         337          435         668        804
Patent Litigation.......................................................          26            7          65         27
                                                                          -----------  -----------  ---------  ---------
                                                                               1,642        1,943       3,535      3,774
                                                                          -----------  -----------  ---------  ---------
Income from operations..................................................         448          346         589        856

Non-operating expense--net..............................................          22          (12)         31         (7)
                                                                          -----------  -----------  ---------  ---------
Income before taxes.....................................................         426          358         558        863

Income taxes............................................................         140          143         193        345
                                                                          -----------  -----------  ---------  ---------
Net income..............................................................   $     286    $     215   $     365  $     518
                                                                          -----------  -----------  ---------  ---------
                                                                          -----------  -----------  ---------  ---------
Net earnings per common share:
  Primary...............................................................   $     .03    $     .02   $     .04  $     .05
                                                                          -----------  -----------  ---------  ---------
  Fully diluted.........................................................   $     .03    $     .02   $     .04  $     .05
                                                                          -----------  -----------  ---------  ---------
Weighted average number of common and common equivalent shares used in calculation of earnings per common share:
  Primary...............................................................       9,978       10,757      10,013     10,809
                                                                          -----------  -----------  ---------  ---------
  Fully diluted.........................................................      10,005       10,757      10,040     10,815
                                                                          -----------  -----------  ---------  ---------
                                                                          -----------  -----------  ---------  ---------

    The accompanying notes are an integral part of these condensed financial statements.

                   VITRONICS CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (000's omitted)

                                                                                                    SIX MONTHS ENDED
                                                                                                ------------------------
                                                                                                 JUNE 29,     JUNE 29,
                                                                                                   1997         1996
                                                                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................................   $     365    $     518
Adjustments to reconcile net income to net cash flows provided by (used for) operating activities:.................................................................................
    Depreciation and amortization.............................................................         117          105
    Provision for excess and obsolescence.....................................................          27          118
    Provision for bad debts...................................................................          12            3
    Changes in current assets and liabilities:
      Accounts receivable.....................................................................      (1,129)        (771)
      Inventories.............................................................................        (310)        (246)
      Other current assets....................................................................          79           63
      Accounts payable........................................................................         336         (222)
      Income taxes............................................................................          69          222
      Other current liabilities...............................................................        (349)        (539)
                                                                                                -----------  -----------
        Total adjustments.....................................................................      (1,148)      (1,267)
                                                                                                -----------  -----------
  Net cash provided by/used for operating activities..........................................        (783)        (749)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.........................................................         (40)         (73)
  Additions to other assets...................................................................         (33)         (28)
                                                                                                -----------  -----------
  Net cash used for investing activities......................................................         (73)        (101)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt..................................................................         (37)         (62)
  Issuance of common stock....................................................................          --           11
                                                                                                -----------  -----------
  Net cash used for financing activities......................................................         (37)         (51)
  Foreign currency translation adjustment.....................................................         (34)          (3)
                                                                                                -----------  -----------
CASH:
  Net increase (decrease).....................................................................        (927)        (904)
  Balance, beginning period...................................................................       2,125        2,825
                                                                                                -----------  -----------
  Balance, end of period......................................................................   $   1,198    $   1,921
                                                                                                -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest..................................................................................          13           19
    Income taxes..............................................................................         133          122

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations...................................................................          --           55

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

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 29, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (File #0-13715) on March 28, 1997.

B. INVENTORIES

    Inventories valued at the lower of cost (determined using the first-in, first-out method) or market, were as follows (in thousands):



                                                     JUNE 29,    DECEMBER 31,
                                                       1997          1996
                                                   -----------  -------------

Finished Goods..................................   $     763     $     833
Work in process.................................         918           663
Raw materials...................................       1,591         1,493
                                                   -----------  --------------
                                                   $   3,272     $   2,989
                                                   -----------   -------------
                                                   -----------   -------------

                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CALCULATION OF NET EARNINGS PER COMMON SHARE

           FOR THE THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 29, 1996



                                                          JUNE 29, 1997
                                                    ------------------------
                                                                     FULLY
                                                      PRIMARY       DILUTED
                                                    ----------   ------------
Net income........................................  $  286,000   $    286,000
Weighted average shares outstanding:
  Common stock....................................   9,856,572      9,856,572
  Stock options...................................     121,137        148,066
                                                    ----------   ------------
  Weighted average shares outstanding.............   9,977,709     10,004,638
                                                    ----------   ------------
                                                    ----------   ------------

Earnings per share................................  $      .03   $        .03
                                                    -----------  ------------
                                                    -----------  ------------


                                                          JUNE 29, 1996
                                                    -------------------------
                                                                    FULLY
                                                     PRIMARY       DILUTED
                                                    ----------   ------------
Net income.......................................  $    215,000  $    215,000
Weighted average shares outstanding:
Common stock.....................................    10,319,619    10,319,619
Stock options....................................       437,806       437,806
                                                   ------------  ------------
Weighted average shares outstanding..............    10,757,425    10,757,425
                                                   ------------  ------------
                                                   ------------  ------------

Earnings per share..... .........................  $        .02  $        .02

                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CALCULATION OF NET EARNINGS PER COMMON SHARE

            FOR THE SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 29, 1996


                                                            JUNE 29, 1997
                                                      ------------------------

                                                                       FULLY
                                                        PRIMARY       DILUTED
                                                     ------------  -----------
Net income.... ..................................    $    365,000  $   365,000
Weighted average shares outstanding:
Common stock.....................................       9,856,572    9,856,572
Stock options....................................         156,869      183,238
                                                     ------------  -----------
Weighted average shares outstanding..............      10,013,441   10,039,810
                                                     ------------  -----------
                                                     ------------  -----------

Earnings per share...............................    $        .04  $       .04
                                                     ------------  -----------
                                                     ------------  -----------




                                                            JUNE 29, 1996
                                                     -------------------------
                                                                      FULLY
                                                        PRIMARY      DILUTED
                                                     ------------  -----------
Net income.......................................    $    518,000  $   518,000
Weighted average shares outstanding:
Common stock.....................................      10,316,735   10,316,735
Stock options....................................         492,309      498,722
                                                     ------------  -----------
Weighted average shares outstanding..............      10,809,044   10,815,457
                                                     ------------  -----------
                                                     ------------  -----------

Earnings per share...............................    $        .05  $        .05

                     VITRONICS CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales for the quarter ended June 29, 1997 were $5,246,000 compared with $6,207,000 for the same period in 1996, a decrease of 15%. Sales for the six months ended June 29, 1997 were $10,703,000 compared with $12,066,000 for the same period of 1996, a decrease of 11%. Bookings for the three months ended June 29, 1997 were $6,402,000 versus $6,059,000 for the same period in 1996, an increase of 6%. Bookings for the six months ended June 29, 1997 were $12,290,000 versus $12,665,000 for the same period of 1996, a decrease of 3%. The Company does not anticipate that the percentage change in net revenue and bookings for the three month and six month periods ended June 29, 1997 are necessarily indicative of the percentage change in net revenues and bookings to be expected for the entire fiscal year. Backlog as of June 29, 1997 was $3,571,000 versus $1,984,000 at December 31, 1996, and $3,446,000 as of June 29, 1996.

    Gross margin for the three months ended June 29, 1997 increased to 40% from 37% for the same period in 1996. The increase in gross margin percentage for the 1997 quarter was a result of a stabilization of SELECTSeries -TM- costs during the second quarter. For the six month period ended June 29, 1997, there was no change in the gross margin percentage of 38% versus the same period in 1996.

    Operating expenses for the three months ended June 29, 1997 were $1,642,000 versus $1,943,000 for the same period in 1996, a decrease of 15%. Operating expenses as a percentage of sales were the same for the respective three month periods at 31%. Operating expenses for the six months ended June 29, 1997 were $3,535,000 versus $3,774,000 for the same period in 1996, a decrease of 6%. Operating expenses as a percentage of sales were 33% and 31% for the respective six month periods. The decrease in actual expenses is the result of lower commissions due to lower sales and management's efforts to improve efficiencies and reduce headcount during the second quarter.

    For the second quarter of 1997, selling, general and administrative expenses as a percentage of sales were 24% versus 24% in 1996. Research and development expenses as a percentage of sales for such periods were 6% in 1997, and 7% in 1996. For the six months ended June 29, 1997, selling, general and administrative expenses as a percentage of sales were 26% as compared to 24% in 1996. Research and development expenses as a percentage of sales were 6% in 1997 and 7% in 1996.

    Expenses relating to the Company's patent infringement lawsuit were $26,000 for the three months ended June 29, 1997, as compared to $7,000 for the comparable 1996 period. Expenses for the six month period ending June 29, 1997 were $65,000 as compared to $27,000 for the comparable 1996 period.

    The Company had non-operating expense, net of $22,000 for the three months ended June 29, 1997, compared with non-operating income, net of $12,000 for the comparable period in 1996. During the first six months of 1997, the Company had non-operating expense, net of $31,000 compared to non- operating income, net of $7,000 for the comparable 1996 period. The increase in expense is primarily due to lower interest income in 1997 due to lower cash balances.

    The Company recorded tax expense of $140,000 for the quarter ended June 29, 1997, as compared to $143,000 for the comparable quarter of 1996. For the six month period ended June 29, 1997, the Company had income tax expense of $193,000 as compared to $345,000 for the same period in 1996. This was the result of lower pre-tax income for the six month period ended June 29, 1997 and a tax refund recently received for the 1995 tax year.

    Net income for the second quarter of 1997 was $286,000, compared to $215,000 for the comparable period of 1996. For the second quarter of 1997, net income was $0.03 per primary share, and $0.03 per fully diluted share. For the comparable 1996 period, net income was $0.02 per primary share, and $0.02 per fully diluted share. Net income for the six month period ended June 29, 1997 was $365,000 compared to $518,000 for the same period in 1996. For the first six months of 1997, net income was $0.04 per primary share, and $0.04 per fully diluted share. For the comparable 1996 period, net income was $.05 per primary share, and $.05 per fully diluted share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company continues to monitor its operations spending levels very closely with the goal of cash conservation. During the six months ended June 29, 1997, cash decreased $927,000 to $1,198,000. This decrease was primarily due to an increase in the Company's inventory and accounts receivable levels.

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


                                   VITRONICS CORPORATION


Date: August 12, 1997              By: /s/ James J. Manfield, Jr.
                                       --------------------------
                                       James J. Manfield, Jr.
                                       Chairman of the Board,
                                       President, Chief Executive Officer,
                                       Chief Financial Officer,
                                       and Treasurer


Date: August 12, 1997              By: /s/ Daniel J. Sullivan
                                       ---------------------------
                                       Daniel J. Sullivan,
                                       Vice President, Controller and
                                       Principal Accounting Officer