Form 10-Q
period 1997-09-28
VITRONICS CORP
filed 1997-11-12
CIK 712036

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 28, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____ to _____

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

    Number of shares outstanding of each of the registrant's classes of common stock as of September 28, 1997:

         Common Stock, $.01 par value:          9,856,572 shares

                             VITRONICS CORPORATION

                                     INDEX

                                                           PAGE
                                                          -----
Part I--Financial Information:

Item 1--Financial Statements:

  Condensed Consolidated Balance Sheets-- September 28,
   1997 (unaudited) and December 31, 1996................... 3

  Condensed Consolidated Statements of Operations
   (unaudited)--Three Months and Nine Months Ended
   September 28, 1997 and September 28, 1996................ 4

  Condensed Consolidated Statements of Cash Flows
   (unaudited)--Nine Months Ended September 28, 1997 and
   September 28, 1996....................................... 5

  Notes to Condensed Consolidated Financial Statements
   (unaudited).............................................. 6

  Calculation of Net Income Per Share--Three Months Ended
   September 28, 1997 and September 28, 1996................ 7

  Calculation of Net Income Per Share--Nine Months Ended
   September 28, 1997 and September 30, 1996................ 8

Item 2--Management's Discussion and Analysis of
   Financial Condition and Results of Operations............ 9


Part II--Other Information

  Items 1 through 6........................................ 11

  Signatures............................................... 13

                    VITRONICS CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (000's omitted)

                                                                                      SEPTEMBER 28,  DECEMBER 31,
                                                                                          1997           1996
                                                                                       (UNAUDITED)        (*)
                                                                                      -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents.........................................................    $   2,005      $   2,125
  Accounts receivable, net..........................................................        4,814          3,177
  Inventories.......................................................................        2,966          2,989
  Deferred taxes....................................................................          525            553
  Other current assets..............................................................          146            225
                                                                                           ------         ------
     Total current assets...........................................................       10,456          9,069

Property and equipment, net.........................................................          353            437
 Deferred taxes.....................................................................          183            183
 Other assets.......................................................................           98             74
                                                                                           ------         ------
                                                                                         $ 11,090        $ 9,763
                                                                                           ------         ------
                                                                                           ------         ------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................       $  1,848        $ 1,341
  Income taxes payable............................................................            516            176
  Other current liabilities.......................................................          1,765          1,753
  Current maturities of long-term liabilities.....................................             71            214
                                                                                           ------         ------
    Total current liabilities.......................................................        4,200          3,484

Long-term liabilities, net of current maturities....................................           57            104

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
  Common Stock, $.01 par value......................................................           99             99
  Additional paid-in capital........................................................        6,145          6,145
  Foreign currency translation......................................................         (162)           (81)
  Retained earnings (deficit).......................................................          751             12
                                                                                           ------         ------
                                                                                            6,833          6,175
                                                                                           ------         ------
                                                                                         $ 11,090        $ 9,763
                                                                                           ------         ------
                                                                                           ------         ------

* Condensed from audited financial statements

  The accompanying notes are an integral part of these condensed financial statements.

                      VITRONICS CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (000's omitted except per share amounts)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       ----------------------------  ----------------------------
                                                       SEPTEMBER 28,  SEPTEMBER 28,  SEPTEMBER 28,  SEPTEMBER 28,
                                                           1997           1996           1997           1996
                                                       -------------  -------------  -------------  -------------
Net sales............................................    $   6,380      $   5,814      $  17,083      $  17,880
Cost of goods sold...................................        3,719          3,393         10,298         10,829
                                                            ------         ------    -------------  -------------
  Gross profit.......................................        2,661          2,421          6,785          7,051

Selling, general and administrative expenses.........        1,626          1,566          4,428          4,509
Research and development costs.......................          348            472          1,016          1,276
Patent Litigation....................................       --                  9             65             36
                                                            ------         ------    -------------  -------------
                                                             1,974          2,047          5,509          5,821
                                                            ------         ------    -------------  -------------

Income from operations...............................          687            374          1,276          1,230

Non-operating expense--net...........................           13             23             44             16
                                                            ------         ------    -------------  -------------
Income before taxes..................................          674            351          1,232          1,214

Income taxes.........................................          300            141            493            486
                                                            ------         ------    -------------  -------------

Net income...........................................    $     374      $     210      $     739      $     728
                                                            ------         ------    -------------  -------------

Net earnings per common share:
  Primary............................................    $     .03      $     .02      $     .07      $     .07
                                                            ------         ------    -------------  -------------
  Fully diluted......................................    $     .03      $     .02      $     .07      $     .07
                                                            ------         ------    -------------  -------------

Weighted average number of common and common
  equivalent shares used in calculation of earnings
  per common share:
  Primary............................................        9,975         10,643          9,992         10,754
                                                            ------         ------    -------------  -------------
  Fully diluted......................................        9,997         10,654         10,016         10,762
                                                            ------         ------    -------------  -------------

    The accompanying notes are an integral part of these condensed financial statements.

                     VITRONICS CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (000's omitted)

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 28,  SEPTEMBER 28,
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................................    $     739      $     728
  Adjustments to reconcile net income to net cash flows provided by (used for)
   operating activities:
    Depreciation and amortization...................................................          159            172
    Provision for excess and obsolescence...........................................          187            246
    Provision for bad debts.........................................................         --               13
    Changes in current assets and liabilities:
      Accounts receivable...........................................................       (1,637)          (677)
      Inventories...................................................................         (164)          (522)
      Other current assets..........................................................          (79)            85
      Accounts payable..............................................................          507           (195)
      Income taxes..................................................................          368            194
      Other current liabilities.....................................................           12            127
                                                                                           ------         ------
         Total adjustments..........................................................         (489)          (557)
                                                                                           ------         ------
 Net cash provided by/used for operating activities.................................          250            171

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment..............................................          (48)           (80)
   Additions to other assets........................................................          (51)           (31)
                                                                                           ------         ------
  Net cash used for investing activities............................................          (99)          (111)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt........................................................         (190)          (124)
  Issuance of common stock..........................................................         --               13
  Purchase of Treasury Stock........................................................         --             (665)
                                                                                           ------         ------
  Net cash used for financing activities............................................         (190)          (776)

  Foreign currency translation adjustment...........................................          (81)             4
                                                                                           ------         ------

CASH:
  Net increase (decrease)...........................................................         (120)          (712)
  Balance, beginning period.........................................................        2,125          2,825
                                                                                           ------         ------
   Balance, end of period...........................................................     $  2,005      $   2,113
                                                                                            ------         ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest........................................................................           28             30
    Income taxes....................................................................          133            281

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations........................................................          --              78

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

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 28, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (File #0-13715) on March 28, 1997.

    B. Inventories

    Inventories valued at the lower of cost (determined using the first-in, first-out method) or market, were as follows (in thousands):

                                                                                      SEPTEMBER 28,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  -------------
Finished Goods......................................................................    $     792      $     833
Work in process.....................................................................          801            663
Raw materials.......................................................................        1,373          1,493
                                                                                           ------         ------

                                                                                        $   2,966      $   2,989
                                                                                           ------         ------

                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CALCULATION OF NET EARNINGS PER COMMON SHARE

      FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 28, 1996

                                                                                            SEPTEMBER 28, 1997
                                                                                          ----------------------
                                                                                                        FULLY
                                                                                           PRIMARY     DILUTED
                                                                                          ----------  ----------
Net income..............................................................................  $  374,000  $  374,000
Weighted average shares outstanding:
  Common stock..........................................................................   9,856,572   9,856,572
  Stock options.........................................................................     118,198     140,208
                                                                                          ----------  ----------
  Weighted average shares outstanding...................................................   9,974,770   9,996,780
                                                                                          ----------  ----------
                                                                                          ----------  ----------

Earnings per share......................................................................       $0.03       $0.03


                                                                                            SEPTEMBER 28, 1996
                                                                                        --------------------------
                                                                                                         FULLY
                                                                                          PRIMARY       DILUTED
                                                                                        ------------  ------------
Net income............................................................................  $    210,000  $    210,000
Weighted average shares outstanding:
  Common stock........................................................................    10,316,597    10,316,597
  Stock options.......................................................................       326,483       336,975
                                                                                        ------------  ------------
  Weighted average shares outstanding.................................................    10,643,440    10,653,572
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Earnings per share....................................................................  $       0.02  $       0.02

                     VITRONICS CORPORATION AND SUBSIDIARIES

                  CALCULATION OF NET EARNINGS PER COMMON SHARE

      FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 28, 1996

                                                                                            SEPTEMBER 28, 1997
                                                                                         ------------------------
                                                                                                        FULLY
                                                                                          PRIMARY      DILUTED
                                                                                         ----------  ------------
Net income.............................................................................  $  739,000  $    739,000
Weighted average shares outstanding:
  Common stock.........................................................................   9,856,572     9,856,752
  Stock options........................................................................     135,109       159,191
                                                                                         ----------  ------------
  Weighted average shares outstanding..................................................   9,991,681    10,015,763
                                                                                         ----------  ------------
                                                                                         ----------  ------------
Earnings per share.....................................................................  $     0.07  $       0.07

                                                                                            SEPTEMBER 28, 1996
                                                                                        --------------------------
                                                                                                         FULLY
                                                                                          PRIMARY       DILUTED
                                                                                        ------------  ------------
Net income............................................................................  $    728,000  $    728,000
Weighted average shares outstanding:
  Common stock........................................................................    10,316,689    10,316,689
  Stock options.......................................................................       437,154       444,815
                                                                                        ------------  ------------
  Weighted average shares outstanding.................................................    10,753,842    10,761,504
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Earnings per share....................................................................  $       0.07  $       0.07

                     VITRONICS CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Sales for the third quarter ended September 28, 1997 increased 10% to $6,380,000 from $5,814,000 for the same period in 1996. Sales for the nine months ended September 28, 1997 were $17,594,000 compared with $17,880,000 for the same period in 1996, a decrease of 4%. Bookings for the three months ended September 28, 1997 increased 3% to $5,096,000 from $4,929,000 for the same period in 1996. Bookings for the nine months ended September 28, 1997 were $17,386,000 versus $17,594,000 for the same period in 1996, a decrease of 1%. The Company does not anticipate that the change in net revenue and bookings for the three and nine month periods ended September 28, 1997 are necessarily indicative of the percentage change in net revenues and bookings to be expected for the balance of the fiscal year. Backlog as of September 28, 1997 was $2,287,000 compared with $1,984,000 at December 31, 1996 and $2,561,000 as of
September 30, 1996.

    Gross margin for the three months ended September 28, 1997 remained at 42% from 42% for the same period in 1996. For the nine month period ended September 28, 1997, the gross margin percentage was 40% compared with 39% for the same period in 1996.

    Operating expenses for the three months ended September 28, 1997 were $1,827,000 compared with $2,047,000 for the same period in 1996, a decrease of 11%. Operating expenses as a percentage of sales were 31% and 35%, respectively. Operating expenses for the nine months ended September 28, 1997 were $5,509,000 compared with $5,821,000 for the same period in 1996, an decrease of 5%. Operating expenses as a percentage of sales were 32% and 33%, for the respective nine month period. The 1997 spending includes $147,000 of expenses relating to the tender offer from Dover Technologies which was substantially completed on October 6, 1997. The Company incurred approximately $102,000 of due diligence expenses during the 1996 quarter relating to a potential strategic relationship which was not pursued. The decrease in expenses is a result of management's efforts to improve efficiencies and reduce headcount during the second and third quarter of 1997.

    The Company had non-operating expense of $13,000 for the three months ended September 28, 1997, compared with non-operating expense of $23,000 for the same period of 1996. During the first nine months of 1997, the Company incurred non-operating expenses of $44,000 compared with $16,000 for the same period of 1996.

    The Company recorded tax expense of $300,000 for the quarter ended September 28, 1997, as compared to $141,000 for the comparable quarter of 1996. For the nine month period ended September 28, 1997, the Company had income tax expense of $493,000 as compared to $486,000 for the same period in 1996.

    Net income for the third quarter of 1997 was $374,000 compared to $210,000 for the comparable period of 1996. For the third quarter of 1997, net income was $0.03 per primary share, and $0.03 per fully diluted share. For the comparable 1996 period, net income was $0.02 per primary share, and $0.02 per fully diluted share. Net income for the nine month period ended September 28, 1997 was $739,000 compared to

$728,000 for the same period in 1996. For the first nine months of 1997, net income was $0.07 per primary share, and $0.07 per fully diluted share. For the comparable 1996 period, net income was $0.07 per primary share, and $0.07 per fully diluted share

Liquidity and Capital Resources

    The Company continues to monitor its operations spending levels very closely with the goal of cash conservation. During the nine months ended September 28, 1997, cash decreased $120,000 to $2,005,000.

                     VITRONICS CORPORATION AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION

Items 1 through 5: Not applicable

Item 6:

    (a). Exhibits

         27 Financial Data Schedule

    (b). Subsequent Events


        I. On September 3, 1997, Dover Technologies International Inc., a subsidiary of Dover Corporation (NYSE:DOV) and Vitronics Corporation (AMEX:VTC) announced that they entered into an Agreement and Plan of Merger pursuant to which Dover Technologies would acquire Vitronics. Dover Technologies' subsidiary DTI Intermediate, Inc.
            did within five business days commence a tender offer for all of the approximately 9,856,572 outstanding shares of common stock of Vitronics Corporation at $1.90 per share in cash. The tender offer expired at midnight EST time on October 6, 1997. The Information Agent for the tender offer was Morrow & Co., Inc. of New York City.

                Under the Agreement Plan of Merger following consummation of the tender offer, DTI Intermediate Inc. and Vitronics would merge and the surviving company would become a wholly-owned subsidiary of Dover Technologies. Vitronics shareholders who did not tender their shares have the right to receive $1.90 per share in cash for their shares in the merger or exercise their Dissenters Rights under applicable law.

                The Board of Directors of Vitronics had unanimously approved the tender offer and merger transaction and recommended that Vitronics shareholders tender their shares pursuant to the tender offer. Vitronics' financial advisor, Scott-Macon Securities Inc., had delivered its opinion to Vitronics' Board of Directors on September 3, 1997, that the $1.90 per share consideration in the tender offer and the merger was fair to Vitronics shareholders from a financial point of view as of such date.

                The tender offer was subject to certain conditions, including that a minimum of 66 2/3% of the Vitronics shares were tendered and not withdrawn as of the expiration of the tender offer period and clearance under the applicable waiting period under Hart-Scott-Rodino Anti-trust Improvement Act of 1976.

                Mr. James J. Manfield, Jr., former Chairman, President and CEO, said, "We are excited by the opportunity to be supported by Dover's resources and being associated with such leaders in printed circuit assembly as Dover's Universal, DEK and Soltec subsidiaries."

                Mr. John Pomeroy, President and CEO of Dover Technologies,
            said "We are delighted with the prospect of acquiring Vitronics and excited with the opportunity to add Vitronics' technology and products to our current leadership positions in printed circuit assembly equipment."

        II. On October 7, 1997, DTI Intermediate, Inc., a subsidiary of Dover Technologies International, Inc., a subsidiary of Dover Corporation (NYSE:DOV), announced it had accepted for payment and would purchase, as soon as practicable, all shares of common stock of Vitronics Corporation tendered pursuant to DTI Intermediate, Inc.'s tender offer for all outstanding shares of Vitronics common stock. The tender offer expired as scheduled at 12:00 midnight, New York City time, October 6, 1997. During the week following the expiration of the tender offer, DTI Intermediate consummated the purchase of the Vitronics Common Stock tendered in the tender offer.


                Dover Technologies International, Inc. reported that
            approximately 7,935,940 shares of common stock of Vitronics Corporation were tendered in the tender offer, which constituted 80.5% of the outstanding common stock of Vitronics. Dover Technologies International, Inc. further stated that the planned merger of Vitronics Corporation and DTI Intermediate, Inc. would be consummated as soon as practicable. A special Meeting of Shareholders of Vitronics has been called for December 2, 1997 to approve the merger of Vitronics into DTI Intermediate, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VITRONICS CORPORATION

Date: November 12, 1997                By: /s/Daniel J. Sullivan
                                           ----------------------
                                           Daniel J. Sullivan, Vice
                                           President, Clerk, Controller and
                                           Principal Accounting Officer